Form 10QSB
period 1996-09-30
OBJECTSOFT CORP
filed 1997-01-10
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the quarterly period ended September 30, 1996


Commission file number 333-10519

                             OBJECTSOFT CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               223091075
(State of incorporation)                                (IRS Employer ID number)


   Continental Plaza III, 433 Hackensack Avenue, Hackensack, New Jersey 07601
                    (Address of principal executive offices)


                                 (201) 343-9100
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

                     (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

            Class                                        December 31, 1996
            -----                                        -----------------

Common Stock, $.0001 par value                               4,023,126
Redeemable Class A Warrants                                  1,366,500

                             OBJECTSOFT CORPORATION


                                      INDEX



                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed Consolidated Balance Sheets-
             September 30, 1996 and December 31, 1995                       3-4

           Condensed Consolidated Statements of Operations-
             Three and Nine Months ended September 30, 1996 and 1995         4

           Condensed Consolidated Statements of Cash Flows-
             Nine Months ended September 30, 1996 and 1995                   5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       7-8


PART II.   OTHER INFORMATION

Item 4.    Matters Submitted to the Vote of Security Holders                 9

Item 6.    Exhibits and Reports on Form 8-K.                                10

           Signatures                                                       11

PART I
FINANCIAL INFORMATION

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- SEPTEMBER 30, 1996 and DECEMBER 31, 1995

                                    UNAUDITED

                                                                         Sep. 30,     Dec. 31,
                                                                           1996         1995
                                                                        ----------   ----------
ASSETS
Current assets:
       Cash                                                             $  347,911   $   63,995
       Accounts receivable less allowance for doubtful accounts              1,600       72,602
       Unbilled receivable                                                 150,000
       Prepaid expenses and other current assets                            96,690       26,579
                                                                        ----------   ----------
       Total current assets                                                596,201      163,176
Equipment, at cost, net of accumulated depreciation                        603,879       23,433
Capitalized software and courseware                                         65,758      121,326
Deferred offering costs                                                    240,457       30,250
Other assets                                                                43,098        5,349
                                                                        ----------   ----------
               T O T A L                                                $1,549,393   $  343,534

LIABILITIES
Current liabilities:
       Current portion of obligations under capital lease               $   46,619   $    9,210
       Accounts payable                                                    178,834       58,314
       Accrued liabilities                                                  94,240       94,255
       Accrued officer compensation                                         15,687      391,687
                                                                        ----------   ----------
               Total current liabilities                                   335,380      553,466

Noncurrent liabilities:
       Note payable                                                      1,195,738
       Obligations under capital lease                                      52,790        3,390
       Other liabilities                                                     7,098        1,616

                                                                        ----------   ----------
               Total noncurrent liabilities                              1,255,626        5,006


Preferred stock $.0001 par, authorized 500,000 shares:
       Series A, 9% cumulative voting; issued and outstanding 212,500
               ($212,500 aggregate liquidation preference)                 273,239      258,906

       Series B, 10% cumulative non-voting convertible; 1,250
               issued and outstanding ($125,000 aggregate liquidation                   125,000
               preference) as of December 31, 1995
                                                                        ----------   ----------
                                                                           273,239      383,906




CAPITAL DEFICIENCY
Common stock, $.0001 par, authorized 20,000,000 shares, issued and outstanding 2,566,001 shares as of September 30, 1996
       and 2,293,000 shares as of December 31, 1995                            257          229

Additional paid-in capital                                               1,228,114      278,331
Accumulated deficit                                                     (1,543,223)    (877,404)
                                                                        ----------   ----------
       Total capital deficiency                                           (314,852)    (598,844)


               T O T A L                                                $1,549,393     $343,534


                             OBJECTSOFT CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                    UNAUDITED

                                                     Three Months Ended           Nine Months Ended
                                                 30 Sep. 96     30 Sep. 95    30 Sep. 96     30 Sep. 95
                                                -----------    -----------   -----------    -----------
Revenues:
       Consulting                               $    87,000    $    99,932   $   345,000    $   382,494
       Development and training                      14,260         31,883        52,214        129,783
       Kiosk Income                                  60,180                       60,180
                                                -----------    -----------   -----------    -----------
              Total revenues                        161,440        131,815       457,394        512,277
                                                -----------    -----------   -----------    -----------

Costs and Expenses:
       Cost of services                             101,229         62,771       256,283        295,189
       Research and development                      79,983         17,587        79,983         17,587
       General and administrative                   166,319         24,060       517,145        183,947
       Interest                                     157,430            826       248,226          2,781

                                                -----------    -----------   -----------    -----------
              Total expenses                        504,961        105,244     1,101,637        499,504
                                                -----------    -----------   -----------    -----------

NET INCOME (LOSS)                               ($  343,521)   $    26,571   ($  644,243)   $    12,773


Net income (loss) per share                     ($     0.14)   $      0.01   ($     0.25)   $      0.00


Weighted average number of shares outstanding     2,462,794      2,797,134     2,688,087      2,797,134


                             OBJECTSOFT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                    UNAUDITED

                                                                                        1996           1995
                                                                                        ----           ----
Cash flows from operating activities:

       Net income (loss)                                                           ($  644,243)   $    12,773
       Adjustments to  reconcile  net loss to net  cash  provided  by (used  in)
              operating activities:
              Depreciation and amortization                                            104,485         56,258
              Amortization of discount on note payable                                 214,263
              Provision for doubtful accounts                                          (16,160)
              Stock options issued for services rendered                                10,000
              Changes in operating assets and liabilities
                     (Increases) decreases in:
                          Accounts receivable                                           87,162         94,705
                          Unbilled receivable                                         (150,000)
                          Prepaid expenses and other current assets                    (70,111)       (37,117)
                          Other assets                                                 (37,749)        34,587


                     Increases (decreases) in:
                          Accounts payable                                             120,520        (20,400)
                          Accrued and other liabilities                                  5,467        (42,830)
                          Accrued officer compensation                                (376,000)
                          Net cash provided by (used in) operating                    (752,366)        97,976


Cash flows from investing activities:
       Capital expenditures                                                           (629,363)
       Capitalized software and courseware                                                            (79,747)
              Net cash (used in) investing activities                                 (629,363)       (79,747)


Cash flows from financing activities:
       Proceeds from note payable                                                      981,475
       Proceeds from issuance of shares                                                816,286
       Proceeds from issuance of warrants                                              123,525
       Deferred offering costs                                                        (210,207)
       Dividends                                                                        (7,243)
       Redemption of preferred stock                                                  (125,000)
       Proceeds from capital lease obligations                                          98,906
       Principal payments on obligations under capital leases                          (12,097)       (10,662)
              Net cash provided by (used in) financing activities                    1,665,645        (10,662)


NET INCREASE (DECREASE) IN CASH                                                        283,916          7,567
Cash, beginning of period                                                               63,995          7,492


CASH, END OF PERIOD                                                                $   347,911    $    15,059
                                                                                   ===========    ===========

Supplemental disclosures of cash flow Cash paid during the period:
       Interest expense                                                            $     7,567    $     1,755
                                                                                   ===========    ===========

                             OBJECTSOFT CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996


NOTE A -- BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Registration Statement and Prospectus as filed with the Securities and Exchange Commission.


NOTE B -- LOSS PER SHARE

           The loss per share amount in the statement of operations has been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price. As a consequence of the Company's offering of 1,250,000 Units each unit consisting of one share of the Company's common stock and one Redeemable Class Warrant at $5.00 per unit in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 512,500 shares of the Company's common stock would have been treated as common stock equivalents unless their inclusion would be antidilutive. The unexercised Bridge Warrants have not been treated as common stock equivalents at September 30, 1996 as their inclusion would be antidilutive.

                             OBJECTSOFT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three and Nine Months Ended September 30, 1996 Compared with Three and Nine Months Ended September 30, 1995

Special Note Regarding Forward-Looking Statements

           A number of statements contained in this filing are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: limited operating history; recent establishment of new business divisions; potential future operating losses; dependence on new and untested product; risks related to technological factors; potential manufacturing difficulties; dependence on certain third parties and on the Internet; limited customer base; risk of manufacturing activities; dependence on key personnel and proprietary technology; risk of system failure, security risks and liability risks;
uncertainty of additional financing; the Company's vulnerability to rapid industry change and technological obsolescence; the limited nature of its product life and the uncertainty of market acceptance of the Company's products; the unproven status of the Company's products in widespread commercial use, including the risks that the Company's current and future products may contain errors that would be difficult and costly to detect and correct; uncertainties with respect to the Company's business strategy; general economic conditions; and other risks described in the Company's Prospectus.

           Net sales for the three months ended September 30, 1996 increased by 22.5% over the three months ended September 30, 1995 (from $131,815 to $161,440) and net sales for the nine months ended September 30, 1996 declined by 39.4% over the nine months ended September 30, 1995 (from $512,277 to $457,394). Sales for the three months increased due to greater revenues from the New York City Kiosk Demonstration Project. Sales for the nine months decreased due to a reduction in revenue from Consulting and from Development and Training as the Company shifted away from fee-based consulting, training and custom development and redirection of the Company's resources towards the development of transactional, fee-based and advertising-supported products and services. Revenue changes were not a result of increases or decreases in prices.

           Costs and expenses increased for the three months ended September 30, 1996 by 379.8% (from $105,244 to $504,961) and by 120.6% (from $499,504 to
$1,101,637) for the nine months ended September 30, 1996 due to the addition of administrative and sales personnel, expenses related to the Company's initial public offering, and the write-off of unamortized note payable discounts and deferred financing costs related to Bridge Loans received by the Company.

           Costs and expenses increased with respect to research and development expenses by 354.8% (from $17,587 to $79,983) for the three months and nine months ended September 30, 1996 due to undertaking work which is not included in cost of services and which under generally accepted accounting principles had not yet reached the stage where it should be capitalized.

           The net loss from operations for the three months ended September 30, 1996 compared to net income for the three months ended September 30, 1995 increased by 1,292.84% from $26,571 to ($343,521) and by 5,043.8% for the nine months ended September 30, 1996 over the nine months ended September 30, 1995 (from

$12,773 to $644,243) primarily due to the increase in costs relating to the Company's public offering, an increase research and development expenses and an increase in sales expense.


Liquidity and Capital Resources

September 30, 1996 Compared with December 31, 1995

           For the nine months ended September 30, 1996 the Company incurred a net loss of $644,243. As of September 30, 1996, the Company had an accumulated deficit of $1,543,223. The Company continues to incur operating losses. The Company had negative working capital of $390,290 as of December 31, 1995 and positive working capital of $260,821 as of September 30, 1996, respectively. For the nine month period ended September 30, 1996 the Company received proceeds of approximately $981,475 from notes payable and $816,286 from the issuance of common stock, and $123,525 from the issuance of warrants. It expended $125,000 in redeeming preferred stock.

           The Company received $98,906 in proceeds from capital leases.

           The Company completed its initial public offering in November, 1996, and anticipates that its existing working capital will be sufficient to fund its operations at least through the end of 1997.

PART II
OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

           A special meeting of stockholders of the Company (the "Meeting") was held on September 16, 1996.

           At the Meeting an Amendment to the Certificate of Incorporation of the Company providing for, among other things, a classified Board of Directors and higher voting requirements for certain stockholder actions was approved, a classified Board of Directors was elected, Amended and Restated Bylaws of the Company were adopted, and the Company's 1996 Stock Option Plan was approved. All of the foregoing documents are described in the Company's Registration Statement on Form SB-2 No. 333-10519 and were filed as exhibits thereto. As of the record date of the Meeting, there were 2,566,001 shares of Common Stock and 212,500 Series A Preferred Stock with voting rights outstanding. The votes for the proposals approving such actions were as follows:


                                                 Shares Voted                Broker
                                 Shares Voted     Against or                 Non-
                                  For              Withheld    Abstentions   votes
                                 ------------      --------    -----------   -----
1. Approval of Amendment to
   Certificate of Incorporation   1,655,572*           0           0           0

2. Election of the Board of
   Directors

Class I Directors

David E. Y. Sarna                 1,655,572*           0           0           0

Julius Goldfinger                 1,655,572*           0           0           0

Class II Directors

George J. Febish                  1,655,572*           0           0           0

Daniel E. Ryan                    1,655,572*           0           0           0

3. Adoption of Amended and
   Restated Bylaws                1,655,572*           0           0           0

4. Adoption of 1996
   Stock Option Plan              1,655,572*           0           0           0

*Includes the votes of 12,500 shares of Series A Preferred Stock, which has subsequently been redeemed.

Item 6.    Exhibits and Reports on Form 8-K


     (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            OBJECTSOFT CORPORATION


                                            BY: /s/ David E. Y. Sarna
                                               -------------------------
                                               David E. Y. Sarna, Chairman and
                                               Co-Chief Executive Officer


Date:  January 10, 1997