Form 10KSB
period 1996-12-31
OBJECTSOFT CORP
filed 1997-03-31
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-10751

                             OBJECTSOFT CORPORATION
-------------------------------------------------------------------------------
                  (Name of small business issue in its charter)

           Delaware                                          22-3091075
 -----------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Continental Plaza III, 433 Hackensack Avenue,                       07601
---------------------------------------------                     ----------
          Hackensack, New Jersey                                  (Zip Code)
  (Address of principal executive offices)

Issuer's telephone number:   (201) 343-9100
                             ---------------

Securities  registered  under  Section  12(b) of the Exchange Act: None
     Title of each class: None
     Name of each exchange on which registered:

Securities registered under Section 12(g) of the Exchange Act:
     Title of Each Class:  Common Stock
                           Redeemable Class A Warrants
                           Units, each consisting of one share of
                             Common Stock and one
                             Redeemable Class A Warrant

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $441,130.00.

The aggregate market value of the Common Stock (the only class of voting stock) held by non-affiliates (2,406,676 shares as of March 26, 1997 was $12,447,027.43 (based upon the average bid and asked prices of the Common Stock on such date on the Nasdaq SmallCap Market System).

The number of shares of Common Stock (the only class of common equity) outstanding on March 26, 1997 was 4,061,676.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):   Yes ___   No X

                                     PART I


Item 1. Description of Business
-------------------------------

General

     ObjectSoft Corporation (the "Company") was incorporated in Delaware in January 1996 and is the surviving corporation of a merger on January 31, 1996 between it and its predecessor, ObjectSoft Corporation, a New Jersey corporation incorporated in December 1990.

     The Company's executive offices are located at Continental Plaza III, 433 Hackensack Avenue, Hackensack, New Jersey 07601; its telephone number is (201) 343-9100; its facsimile number is (201) 343-0056; its Internet e-mail address is Webmaster@Objectsoftcorp.com; and its homepage on the World-Wide Web is at http://www.objectsoftcorp.com.

     The Company currently provides information and services through public access kiosks, known as SmartStreet(TM), that combine the advantages of local and wide area network technology. Like an intranet, the communication between the kiosk and its servers is accomplished over private, secure lines. Like an internet, it enables an organization to interact with the general public, not just its own employees and customers. Generally, the kiosks have been installed in high density pedestrian traffic areas. The Company anticipates that revenues from the kiosks will be provided by leasing fees paid by service providers and by usage fees paid by consumers who obtain services through the kiosks.

     Prior to 1996, the Company's activities consisted primarily of consulting, writing, training and custom software development for various corporate and government clients, including Microsoft Corporation ("Microsoft") for which it produced technical papers and provided consulting services. In performance of these activities, the Company developed skills in rapid application development and a base of courseware and reusable software objects to which it retains title. In 1995, the Company decided to direct these skills and its expanding body of reusable software objects toward the development of services through which it can derive revenue on a "per transaction" basis. It initially developed and operated OLEBroker(TM), an Internet-based subscription service that allows customers to search its database of information about software objects, find the information needed and at the customer's option, purchase needed objects on-line. The Company discontinued active marketing of OLEBroker(TM) at the end of 1996 in order to concentrate on its kiosk- and Internet- related businesses. However, in connection with the development of OLEBroker(TM), the Company developed significant additional software objects, which it then used in the development of technology for the kiosk and Internet service delivery programs. The Company anticipates that the kiosk and Internet service delivery programs will constitute the most significant part of its business. It may continue to engage in consulting activities as resources permit. In selecting consulting opportunities, the Company will focus primarily on assignments in connection with the sale of kiosk services or that can otherwise enhance its skill base.

     In early 1996, as part of its Kiosk Demonstration Project, the City of New York (the "City") entered into an agreement with the Company (the "City Agreement") to develop public kiosks to be located in City offices and other public locations in an effort to expedite transactions with the City. Under the City Agreement, the City agreed to lease the first five kiosks, and the Company may deploy additional kiosks throughout the New York City area at its own risk and expense, subject to City approval of kiosk locations. The first five kiosks were deployed in New York City in July 1996. All kiosks providing City services or information, whether operated by the Company or other suppliers, carry the City's "CityAccess(TM)" logo. Pursuant to the City Agreement, the Company has developed kiosks through which members of the public can obtain access to the records of the Department of Buildings, certain Department of Health services, including obtaining copies (for a fee) of birth certificates, death certificates and dog licenses, obtaining public health information, and registering for certain courses offered by the Department of Health. Information on City government, directional information and information about New York City's events, museums, tourist attractions, shopping and similar matters is provided without fee. The City has recently requested pricing information for extending the City Agreement to include an additional 12 - 36 kiosks to be installed in the third quarter of 1997. However, there can be no assurance that a contract for this extension will ultimately be entered into.

     The Company's goal in designing the SmartStreet(TM) kiosks was to maximize potential use by developing software that would be inviting and easy to use. The kiosks are designed so that a potential user is attracted to the kiosk by digital videos played from the upper monitor. Initially these videos will include an "attract loop," narrated by the noted actor Tony Randall (currently Director of the National Repertory Theater) and a message from Mayor Rudolph W. Giuliani, as well as "spot" advertisements. The attract loop explains what can be done with the kiosks and how to use them, and shows people from many walks of life using them successfully.

     The kiosks are configured to permit the Company to offer additional services provided either by the Company or third parties and to sell advertising on such kiosks. The City Agreement requires the Company to pay to the City 50% of advertising and third party service revenues from the first five kiosks and 15% of such revenues from such additional kiosks as carry the CityAccess logo. The Company plans to exercise these rights and to actively solicit additional service providers and advertisers. The Company will seek to provide SmartStreet(TM) services to other municipalities, states and government agencies and to organizations in the private sector that provide a large volume of information, records and documents to the public. The Company may also seek to enter into agreements with the City and other customers to provide information and services over the Internet, in order to significantly expand the accessibility of such information and services. To date, the Company has not entered into any agreements to offer any of the foregoing additional services or products.

     In connection with the development of the kiosks and the deployment and operation of the first five kiosks, the City agreed to pay to the Company an aggregate of $661,080, of which $361,080 is payable in the form of monthly payments of $30,090 ($6,018 per kiosk), which were commenced as of August 1, 1996, and the balance of $300,000 is payable in partial amounts as certain milestones in the development, deployment and operation of the kiosks are achieved, of which $147,000 has been received prior to December 31, 1996.

     The Company may also receive transaction fees in connection with the use of the kiosks by the public to obtain documents or certain other services. As of December 31, 1996, the first five kiosks were available only to provide City information and did not provide transaction services or carry any paid advertising or third party services. Consequently, no revenues have been generated to date by user transactions or advertising. The amount of future transaction and advertising revenues, if any, will depend on user and advertiser acceptance of the kiosks.

     As of December 31, 1996, no revenues have been generated by user transactions or advertising. The kiosks are expected to be available to support on-line inquiries into City databases by April 1997, and to conduct City transactions on a fee basis by May 1997.

     Pursuant to the City Agreement, the Company has the right to install additional kiosks in the City, at the Company's risk and expense and subject to certain conditions including site approval by the City. The City will not be required to pay additional monthly payments for such kiosks, but it is anticipated, although there can be no assurance, that use by the public will generate transaction fees. The Company had commenced evaluating potential sites and will seek to install up to 25 additional kiosks over the next year.

     At the time the City Agreement with the Company was executed, the City also signed similar agreements with two other companies for additional kiosks. The City expects to evaluate its success with this program and, if it deems it successful, to issue a Request for Proposals for competitive bidding to supply additional kiosks throughout the City.

     The Company has established a strategic relationship with Microsoft that it believes is important to its sales, marketing and support activities, as well as to its product development efforts relating to its kiosks. Microsoft supports the Company in marketing its kiosk services, and has informally agreed to exhibit the Company's kiosks in Microsoft displays at various trade shows. It has also issued statements that included favorable references relating to the Company's products. Microsoft has also entered into various non-disclosure agreements with the Company with respect to unannounced Microsoft products, under which the Company has the opportunity to have advance knowledge of software technology being developed by Microsoft. Microsoft has also provided, and continues to provide, fee-based consulting services to the Company through Microsoft Consulting. Since 1994, the Company has served as the exclusive regional host and sponsor of Microsoft Developer Days, an ongoing series of technical conferences organized and operated by Microsoft. The most recent conference was held on March 19, 1997. The conference attracted over 1,350 paid registrants and was completely sold out. The Company has also produced technical papers for, and provided consulting services to, Microsoft.

     The Company intends to market kiosks to other municipalities, government agencies and organizations in the private sector. In the future, the Company may seek to make its transactional services available over the Internet and to make the Internet available from the Company's public kiosks.

     Research and Development expenditures were $92,693 in 1996 and $62,863 in 1995. In addition, during the years ended December 31,1996 and December 31, 1995, the Company has capitalized additional software development costs which aggregated $137,904 and $118,478, respectively.

Competition

     The Company is subject to competition from different sources for its different services. The Company's intranet kiosk business competes with numerous companies, including IBM, North Communications, Golden Screens and NCR (formerly a division of AT&T). The City has also awarded contracts, comparable to the contract awarded to the Company, to North Communications and DSSI (which awarded a subcontract to Golden Screens), both of which have sold similar kiosks to other municipalities. Many kiosk vendors serve a small number of clients and/or limited geographic areas. After fulfillment of the initial contracts, if the City chooses to install additional kiosks throughout the City of New York, it may award to others, and not the Company, the contract to install such additional kiosks. Further, there can be no assurance that other municipalities or other entities will seek to acquire kiosks from the Company. In addition, if the use of kiosks provided by the Company and others proves to be successful in New York City and other municipalities and locations, additional companies in the software, hardware and communications areas, among others, may seek to enter the market. A total of 19 companies competed for the contracts with the City of New York, many of which can be expected to compete aggressively in other competitive situations.

Marketing

     The objective of the Company's marketing efforts is to obtain the rights to place its kiosks in compelling high-density locations. In addition, the Company seeks to attract advertisers based on the number and demographics of "impressions" that the Company can offer to advertisers. To this end, the Company has commissioned site surveys that count the actual population at each existing location. The Company has retained a consultant to assist the Company in leasing space in favorable locations and on satisfactory terms. In addition, the Company has retained a media consultant to prepare a media kit and to target it to suitable advertisers. The Company has retained a public relations consultant to disseminate news related to its kiosks and to stimulate demand. Additional marketing efforts focus on identifying content-providers whose offerings can create additional transaction revenue for the Company's kiosks. In seeking content-providers, the Company will exhibit at major trade shows where it will partner with several of its major vendors. For example, the

Company partnered with Dell and Microsoft at the Government Technology trade show held in Albany, New York in September 1996, and it expects to participate in similar joint efforts on an ongoing basis. A telemarketing program has been initiated to target tourist, recreational and similar facilities to list their facilities on the Company's kiosks. This effort will be contracted to a telemarketing firm on a commission basis.

     The Company's marketing activities are currently performed by its executive officers and consultants under such officers' supervision. In March 1997, the Company engaged June R. Petroff as Senior Vice President of Sales and Marketing. Ms. Petroff was formerly employed as Vice President-Corporate Marketing for Gateway Outdoor Advertising, and has significant experience in non-traditional media.

Proprietary Rights

     The Company's success is highly dependent on its proprietary technology. The Company views its software as proprietary, and relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. The Company has no patents or patents pending and has not to date registered any of its trademarks or copyrights. The Company plans to seek registrations in the United States for the following trademarks: SmartStreet(TM), SmartSign(TM) ObjectSoft(TM). In addition, the Company plans to register certain of these trademarks in principal foreign jurisdiction.

     The source code for the Company's proprietary software is protected as a trade secret. In addition, because the Company does not sell or license its technology to third parties, but rather delivers services through its kiosks and OLEBroker(TM), its proprietary software is not disclosed to third parties. Furthermore, the Company enters into agreements, as appropriate, with employees, consultants and subcontractors containing provisions relating to confidentiality and the assignment of inventions and other developments to the Company. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products.

Customers

     The customer base for the Company's kiosk business consists principally of municipalities and other public sector or commercial entities to which the Company would sell or lease kiosks, prospective advertisers and ultimately consumers accessing kiosk services or products. The Company expects that users of its OLE Broker service will consist of software designers and programmers. The Company also intends to market its consulting services to mall operators.

     The Company historically has derived a significant portion of its revenues from a relatively limited number of customers. During the twelve months ended December 31, 1996, two customers, the City of New York and Microsoft accounted for 71% of the Company's revenues. During 1995, two customers accounted for approximately 48% of the Company's revenues.

Government Regulations and Licensing

     The Company believes that it has all licenses necessary to operate its business as currently conducted in New Jersey and New York.

     The Company is not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally and businesses doing business with governmental agencies. In connection with its contract with the City and future contracts, if any, with the City and other municipalities or government entities, the Company will have to comply with such regulations, including bidding procedures and record-keeping, audit, insurance, bonding and anti-discrimination provisions, among others.

     Due to the increase in Internet use and publicity, it is possible that laws and regulations may be adopted with respect to the Internet, including with respect to privacy, pricing and characteristics of products or services. The Company cannot predict the impact, if any, that future laws and regulations or legal or regulatory changes may have on its business.

Employees

     As of March 27, 1997, Company had 13 employees, 12 of which were full-time, and all of whom are based in its Hackensack, NJ offices. These include 6 in product development, 3 in management and sales, 2 in operations and 2 in finance and administration.

     Although the Company expects to increase its full-time staff to 17 or more, on an "as-needed" basis, the Company intends to continue with its policy to outsource non-strategic functions such as artwork development, repetitive testing, maintenance and bookkeeping rather than using its own staff for these functions.

Item 2. Description of Property
-------------------------------

     The Company occupies approximately 4,300 square feet of office space in Hackensack, New Jersey, under a lease with an unaffiliated landlord that expires on March 31, 2003 and provides for a base rent of $58,008 per annum in 1997, subject to certain increases in subsequent periods.


Item 3. Legal Proceedings
-------------------------

     The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of its fiscal year ended December 31, 1996.



                                     PART II


Item 5. Market For Common Equity and Related Stockholder Matters
----------------------------------------------------------------

     The Company's common stock, par value $.0001 per share (the "Common Stock"), and redeemable Class A Warrants are currently quoted on the Nasdaq SmallCap Market under the symbols "OSFT" and "OSFTW", respectively, and units, each consisting of one share of Common Stock and one redeemable Class A Warrant (the "Units"), were quoted on the Nasdaq SmallCap Market under the symbol "OSFTU" until January 9, 1997. Prior to the Company's initial public offering in November 1996, there was no public market for the Company's securities. The following table sets forth the high and low sales price per share for the Common Stock, the Class A Warrants and the Units as reported on the Nasdaq SmallCap Market.

                      Common Stock       Class A Warrants            Units
                     --------------      ----------------            -----
                     High      Low       High        Low        High        Low
                     ----      ---       ----        ----       ----        ---
  Fiscal Year 1996
     Fourth Quarter   6       5 1/4        1        11/16      6 1/2       5 3/8


     As of March 26, 1997, there were approximately 59 holders of record of the Common Stock and 4 holders of record of Class A Warrants.

     The Company did not pay cash dividends on its Common Stock during the two years ended December 31, 1996 and the Company does not presently intend to pay any dividends on its Common Stock.


Item 6. Management's Discussion and Analysis of Operation
---------------------------------------------------------

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Special Note Regarding Forward-Looking Statements

     A number of statements contained in this Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to the recent establishment of new business divisions; dependence on new untested product; risks associated with the marketing of kiosks and expansion of services; risks related to technological factors; potential manufacturing difficulties; dependence on certain third parties and on the Internet; limited customer base; risk of system failure, security risks and liability risks; and other risks described in the Company's Prospectus dated November 12, 1996.


Overview

     The Company provides kiosk- and Internet-based services. Beginning in mid-1994, the Company changed its focus from consulting and training services to transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $122,400 in 1995 and a net loss of $1,240,695 in 1996. In September 1995, the Company introduced OLEBroker(TM), its fee-based website on the Internet. The Company's SmartStreet(TM) kiosks were introduced in July 1996. The Company has not recognized any significant income to date from the SmartStreet(TM) kiosk rentals or from OLEBroker(TM). Consequently, any analysis of the Company's prior operations has only minimal relevance to an evaluation of the Company, its current products and services and its prospects. Although the Company anticipates that it will begin to recognize greater revenues from the SmartStreet(TM) kiosks and from OLEBroker(TM) during 1997, it cannot predict the actual timing or amount of such revenues.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net revenues decreased $125,464 or 22.1% to $441,130 for the fiscal year ended December 31, 1996 over net revenues of $566,594 for the fiscal year ended December 31, 1995. Consulting revenues decreased by $178,575 or 39.8%. Training revenue decreased from $118,618 to $21,279 or 82%. Rental income increased from $0 to $150,450. The Company's decreased revenues from consulting, training and custom development services resulted from redirection of the Company resources to transactional fee-based products and services.

     The Company continues to devote its resources toward the growth in transactional fee-based products and services utilizing intranet technology and believes this trend will continue in the future. Kiosk-based rental revenues represented approximately 34.1% of 1996 net revenues and kiosk-related consulting, training and custom development represented approximately $145,000 or 38.8% of 1996 net revenues.

     Costs and expenses for the year ended December 31, 1996 increased to $1,681,825 from $688,994 in 1995. This increase is a result of an increase in expensed development costs for the SmartStreet(TM) operations and financing expenses.

     Costs of services for the year ended December 31, 1996 declined to $424,336 from $429,604 in 1995. This decline is a result of expenses for costs relating to the New York City contract which management expects to use in other Smartstreet(TM) applications.

     General and Administrative expenses as a percentage of net revenues were 189.3% in 1996 as compared with 34.1% in 1995. Such increase is principally attributable to startup costs for the Company's SmartStreet(TM) program.

     Interest expense increased to $329,836 in fiscal year ended December 31, 1996 from $3,502 for the fiscal year ended December 31, 1995, primarily reflecting the amortization of discount and interest on the $1,250,000 loan. See "Financial Condition, Liquidity and Capital Resources" and Note D of Notes to Financial Statements.

     Net loss increased by $1,118,295 or 913.6% to a net loss of $1,240,695 for the fiscal year ended December 31, 1996 over net loss of $122,400 for the fiscal year ended December 31, 1995. The increase in losses occurred primarily because of financing costs and startup costs relating to the Company's SmartStreet kiosk program.

     At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $2,200,000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. See Note H of Notes to Financial Statements.

Financial Condition, Liquidity and Capital Resources

     In November 1996, the Company completed the sale in a public offering of 1,366,050 Units, from which it received net proceeds of approximately $5,465,000. Of such amount, approximately $1,298,000 was applied to the repayment of certain bridge loans and $285,000 was applied to the redemption of the Company's Series A Preferred Stock. Of the balance, the Company expects to apply approximately $3,500,000 to deploying up to additional kiosks in the City, to further expand SmartStreet(TM) kiosk operations and for kiosk related acquisitions over the next 24 months, and the remainder to working capital. The Company intends to lease equipment whenever possible on acceptable terms. The Company believes that an additional $800,000 will be required to fund the SmartStreet(TM) expansion, and that such funds will be derived from future operating revenues. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations.

     As of December 31, 1996, cash and cash equivalents were $4,039,000 as compared with $64,000 at December 31, 1995.

     The increase is a result of the receipt by the Company of the net proceeds from an initial public offering and two private financings of the securities completed in 1996 less the repayment obligations arising as a result of the Company's initial public offering.

     During 1996, the Company borrowed $1,250,000 which was repaid prior to December 31,

1996 from the proceeds of the initial public offering. The increase in borrowings during 1996 were used to partially fund the initial acquisition of the equipment necessary for the installation of the kiosks required under the City Agreement and operating expenses.

     The Company intends to meet its long-term liquidity needs through available cash and cash flow. To the extent that such sources are inadequate, the Company will be required to seek financing. In such event, there can be no assurance that financing will be available to the Company on satisfactory terms.

     The Company is continually exploring possible acquisitions of compatible companies in the software business. If any such acquisition were to be made with available cash, the Company's long-term liquidity would depend to a greater extent on cash flow and financing.

Inflation and Seasonality

     The rate of inflation was insignificant during the year ended December 31, 1996. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services.

     The Company's business is not seasonal.


Item 7. Financial Statements
----------------------------

     The financial statements of the Company required by this item are set forth at end of this Form 10-KSB at pages F-1 through F-16.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16 (a) of the Exchange Act
---------------------------------------

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement under the captions "Management--Executive Officers and Directors" and "--Section 16(a) Beneficial Ownership Reporting Compliance."


Item 10. Executive Compensation
-------------------------------

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement under the captions "Management--Directors' Compensation" and "Executive Compensation."


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement under the caption "Security Ownership."


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions."

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

a.   Exhibits

     2.1    *  Certificate of Ownership and Merger of ObjectSoft Corporation (a
               New Jersey corporation)into the Company.
     2.2    *  Plan of Merger of ObjectSoft Corporation (a New Jersey
               corporation) into the Company.
     3.1(a) *  Certificate of Incorporation of the Company.
     3.1(b)    Amendment to Certificate of Incorporation of the Company.
     3.2(a) *  By-laws of the Company.
     3.2(b)    Amended and Restated By-laws of the Company.
     4.1    *  Form of Representative's Unit Purchase Option Agreement.
     4.2    *  Specimen Certificate of the Company's Common Stock
     4.3    *  Form of Class A  Warrant Agreement, including form of Class A
               Warrant.
     10.1+  *  Employment Agreement dated as of July 1, 1996 between the Company and David E. Y. Sarna.
     10.2+  *  Employment Agreement dated as of July 1, 1996 between the Company and George J. Febish.
     10.3+  *  1996 Stock Option Plan.
     10.4   *  Form of Bridge Loan Promissory Note.
     10.5   *  Form of Bridge Loan Warrant.
     10.6   *  Form of Warrant Agreement with placement agent for Bridge Loan
               Offering.
     10.7   *  Form of Subscription Agreement and Investment Representation of
               Investor with each of the investors in the July 1996 Offering.
     10.8   *  Form of July 1996 Warrant Agreement.
     10.9   *  Form of Warrant Agreement with placement agent for July 1996
               Offering.
     10.10  *  Agreement, dated January 11, 1996, as amended, with the City of
               New York (Department of Information Technology and
               Telecommunications).
     10.11  *  Cooperation Agreement with Microsoft Corporation, dated November
               7, 1995.
     10.12  *  Agreement with ACORD Corporation dated July 5,1995.
     10.13  *  Form of Investor Warrant.
     10.14+ *  Form of Officer Warrant.
     10.16  *  Cyndel Warrant
     27.1      Financial Data Schedule

b. The Company did not file any Report on Form 8-K during the last quarter of its fiscal year ended December 31, 1996.

---------------------

* Denotes Exhibits incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-10519).
+    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 31, 1997                       OBJECTSOFT CORPORATION


                                             By: /s/ David E. Y. Sarna
                                                -------------------------
                                                David E. Y. Sarna, Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated:


       Signature                      Title                       Date


/s/ David E. Y. Sarna   Chairman, Co-Chief Executive Officer,    March 31, 1997
----------------------  Secretary and Director (Principal
David E. Y. Sarna       Executive Officer, Principal Financial
                        Officer and Principal Accounting
                        Officer)


/s/  George J. Febish   President, Co-Chief Executive Officer,   March 28, 1997
---------------------   Treasurer and Director (Principal
George J. Febish        Executive Officer)


/s/  Daniel E. Ryan     Director                                 March 27, 1997
---------------------
Daniel E. Ryan

                        Director                                 March __, 1997
---------------------
Julius Goldfinger

/s/ Gunther L. Less     Director                                 March 27, 1997
---------------------
Gunther L. Less

                             OBJECTSOFT CORPORATION


                                  - I N D E X -



                                                                           PAGE
                                                                          NUMBER


REPORT OF INDEPENDENT AUDITORS                                              F-2


BALANCE SHEET - AS AT DECEMBER 31, 1996                                     F-3


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1996 AND DECEMBER 31, 1995                                     F-4


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY) FOR THE YEARS ENDED
DECEMBER 31, 1996 AND DECEMBER 31, 1995                                     F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1996 AND DECEMBER 31, 1995                                     F-6

NOTES TO FINANCIAL STATEMENTS                                               F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
ObjectSoft Corporation
Hackensack, New Jersey


      We have audited the accompanying balance sheet of ObjectSoft Corporation as at December 31, 1996, the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of ObjectSoft Corporation as at December 31, 1996 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

Florham Park, New Jersey
March 7, 1997

                             OBJECTSOFT CORPORATION

                                  BALANCE SHEET

                             AS AT DECEMBER 31, 1996



                                   A S S E T S

Current assets:
   Cash and cash equivalents (Notes A[9] and J[1]) ..............   $ 4,039,358
   Accounts receivable ..........................................         5,900
   Prepaid expenses and other current assets ....................       180,463
                                                                    -----------
          Total current assets ..................................     4,225,721

Equipment, at cost, net of accumulated depreciation
  (Notes A[2], B and E) .........................................       457,848
Capitalized software (Notes A[5] and C)..........................       168,118
Other assets ....................................................       130,474
                                                                    -----------


          T O T A L .............................................   $ 4,982,161
                                                                    ===========


                              L I A B I L I T I E S

Current liabilities:
   Current portion of obligations under capital lease
     (Note E) ...................................................   $    45,740
   Accounts payable .............................................        57,309
   Accrued expenses .............................................       101,872
   Other liabilities ............................................         9,785
                                                                    -----------
          Total current liabilities .............................       214,706
                                                                    -----------

Obligations under capital lease (Note E) ........................        38,335
                                                                    -----------

Commitments (Note K)


                                         STOCKHOLDERS' EQUITY
                                            (Notes G and L)

Common stock, $.0001 par, authorized 20,000,000
   shares, issued and outstanding 4,022,676 shares ..............           402
Additional paid-in capital ......................................     6,878,868
Accumulated deficit .............................................    (2,150,150)
                                                                    -----------
          Total stockholders' equity ............................     4,729,120
                                                                    -----------


          T O T A L .............................................   $ 4,982,161
                                                                    ===========






                       The accompanying notes to financial
                     statements are an integral part hereof.

                             OBJECTSOFT CORPORATION

                            STATEMENTS OF OPERATIONS


                                                           Year Ended
                                                          December 31,
                                                 ------------------------------
                                                     1996               1995
                                                 -----------        -----------

Revenues (Note J[2]):
   Consulting ............................       $   269,401        $   447,976

   Training ..............................            21,279            118,618

   Rental income (Note K[1]) .............           150,450
                                                 -----------        -----------

         Total revenues ..................           441,130            566,594
                                                 -----------        -----------


Expenses:
   Cost of services ......................           424,336            429,604

   Research and development ..............            92,693             62,863

   General and administrative ............           834,960            193,025

   Interest ..............................           329,836              3,502
                                                 -----------        -----------

          Total expenses .................         1,681,825            688,994
                                                 -----------        -----------


NET (LOSS) ...............................       $(1,240,695)       $  (122,400)
                                                 ===========        ===========


Net loss per share .......................       $     (0.45)       $     (0.05)
                                                 ===========        ===========

Weighted average number
   of shares outstanding .................         2,848,943          2,797,134
                                                 ===========        ===========








                       The accompanying notes to financial
                     statements are an integral part hereof.

                             OBJECTSOFT CORPORATION

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                         Common Stock          Additional
                                                   -------------------------     Paid-in
                                                     Shares         Amount       Capital       (Deficit)        Total
                                                   -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1995 .......................     2,275,000   $       228   $   255,332    $  (735,879)   $  (480,319)

Accretion of dividends on the Series A
   Preferred stock .............................          --            --            --          (19,125)       (19,125)

Series B preferred stock issuance costs (Note F)          --            --          (2,500)          --           (2,500)

Common stock issued, net of costs ..............        18,000             1        15,499           --           15,500

Compensatory option granted (Note G[3]) ........          --            --          10,000           --           10,000

Net loss .......................................          --            --            --         (122,400)      (122,400)
                                                   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1995 .....................     2,293,000           229       278,331       (877,404)      (598,844)

Warrants issued in connection with bridge
   loan, net of costs (Note D) .................          --            --         123,525           --          123,525

Compensatory warrants granted (Note G[3]) ......          --            --          16,000           --           16,000

Dividends declared .............................          --            --            --          (32,051)       (32,051)

Units issued, net of costs (Note G[2]) .........     1,639,051           164     6,279,771           --        6,279,935

Exercise of warrants (Note G[3]) ...............        90,625             9       181,241           --          181,250

Net loss .......................................          --            --            --       (1,240,695)    (1,240,695)
                                                   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1996 .....................     4,022,676   $       402   $ 6,878,868    $(2,150,150)   $ 4,729,120
                                                   ===========   ===========   ===========    ===========    ===========


                       The accompanying notes to financial
                     statements are an integral part hereof.

                             OBJECTSOFT CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended
                                                                           December 31,
                                                                   --------------------------
                                                                       1996           1995
                                                                   -----------    -----------
Cash flows from operating activities:
   Net (loss) ..................................................   $(1,240,695)   $  (122,400)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization ...........................       174,699         58,056
       Amortization of discount on note payable ................       268,525            --
       Provision (recovery) for doubtful accounts ..............       (16,200)        16,200
       Stock options issued for services rendered ..............        16,000         10,000
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Accounts receivable .................................        82,902         67,091
           Prepaid expenses and other current assets ...........      (153,884)         6,311
           Other assets ........................................       (94,875)        34,587
         Increase (decrease) in:
           Accounts payable ....................................        (1,005)       (48,332)
           Accrued expenses ....................................         7,617        (28,574)
           Accrued officer compensation ........................      (391,687)       107,220
           Other liabilities ...................................         8,169            --
                                                                   -----------    -----------
             Net cash provided by (used in) operating activities    (1,340,434)       100,159
                                                                   -----------    -----------
Cash flow from investing activities:
   Capital expenditures ........................................      (419,096)
   Capitalized software and courseware .........................      (137,904)      (118,478)
                                                                   -----------    -----------
             Net cash (used in) investing activities ...........      (557,000)      (118,478)
                                                                   -----------    -----------
Cash flow from financing activities:
   Proceeds from issuance of preferred and common stock ........           --         113,000
   Proceeds from issuance of warrants - bridge units ...........       123,525            --
   Proceeds from note payable ..................................       981,475            --
   Repayment of note payable ...................................    (1,250,000)           --
   Deferred offering costs .....................................           --        (30,250)
   Proceeds from issuance of common stock and warrants .........     6,279,935            --
   Dividends ...................................................       (32,051)           --
   Proceeds from exercise of warrants ..........................       181,250            --
   Principal payments on obligations under capital leases ......       (27,431)        (7,928)
   Redemption of preferred stock ...............................      (383,906)           --
                                                                   -----------    -----------
             Net cash provided by financing activities .........     5,872,797         74,822
                                                                   -----------    -----------

NET INCREASE IN CASH ...........................................     3,975,363         56,503

Cash, beginning of period ......................................        63,995          7,492
                                                                   -----------    -----------

CASH, END OF PERIOD ............................................   $ 4,039,358    $    63,995
                                                                   ===========    ===========
Supplemental disclosures of cash flow
   Cash paid during the period:
     Interest expense ..........................................   $    61,311    $     3,502

         The accompanying notes to financial statements are an integral part hereof.

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Summary of Significant Accounting Policies:
-----------------------------------------------------

        [1]     The Company:
                -----------

                ObjectSoft Corporation (the "Company") is currently engaged in the business of providing transaction based services over the Internet and through kiosks, computer software training and consulting.

        [2]     Equipment:
                ---------

                Equipment is carried at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of the assets (three to seven years).

        [3]     Provision for income taxes:
                --------------------------

                Deferred income taxes arise from temporary differences resulting primarily from income and expense items being reported on an accrual basis for financial reporting purposes and on a cash basis for tax purposes, capitalized software and net operating loss carryforwards. The Company has available at December 31, 1996, Federal net operating loss carryforwards of approximately $2,200,000 which may be applied against future taxable income through 2011.

        [4]     Software revenue recognition policies:
                -------------------------------------

                The Company is engaged as a developer in a number of software transactions. Generally, revenue from generic software is recognized upon delivery of the software. After the sale, if significant obligations remain or significant uncertainties exist about customer acceptance of the software, revenue is deferred until the obligations are satisfied or the uncertainties are resolved. Revenue from software services is recognized as the services are performed. Revenue from software leased through the Internet (generally one year) is deferred and amortized over the lease term. Revenue from custom software development (included in consulting revenue) is recognized based upon its percentage completion.

        [5]     Software development costs:
                --------------------------

                The Company capitalizes software development costs when project technological feasibility is established and concluding when the project is ready for release. Research and development costs related to software development are expensed as incurred.



(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Summary of Significant Accounting Policies: (continued)
-----------------------------------------------------

        [5]     Software development costs: (continued)
                --------------------------

                The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining economic useful life of the product or both will be reduced in the near term.

        [6]     Use of estimates:
                ----------------

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        [7]     Stock-based compensation:
                ------------------------

                Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note G[3] to the financial statements for further information.

        [8]     Net loss per share:
                ------------------

                Net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss increased by the dividends accruing on the cumulative preferred stock. Since, in 1995 and prior to November 13, 1996, certain shares of common stock and common stock equivalents were issued and, in accordance with certain rules of the Securities and Exchange Commission all such shares of common stock and common stock equivalents were considered outstanding for 1995 and through June 30, 1996. Fully diluted net loss per share is not shown since it would be anti-dilutive.


(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Summary of Significant Accounting Policies: (continued)
-----------------------------------------------------

        [8]    Net loss per share: (continued)
               ------------------

               During 1996, the Company issued units consisting of common stock and warrants (see Note D) and utilized $125,000 of the proceeds to redeem the Series B preferred stock. Additionally, the Company redeemed the Series A preferred stock and repaid the short term debt with the proceeds from the initial public offering. Had the Series A preferred been retired on January 1, 1995, the Series B preferred stock not been issued on December 31, 1995 nor the short term debt initiated in 1996 and had the Company issued common stock instead, the net loss per share for the years ended December 31, 1996 and December 31, 1995 would have been $(0.31) and ($0.04), respectively. These loss per share computations assume an additional weighted average number of shares outstanding for the years ended December 31, 1996 and December 31, 1995 of 173,834 and 43,367, respectively.

        [9]    Cash and cash equivalents:
               -------------------------

               Cash and cash equivalents include cash on hand, demand deposits and all highly-liquid investments with a maturity of three months or less at the time of purchase.


(NOTE B) - Equipment:
--------------------

        At December 31, 1996, equipment consists of:

              Kiosks ..................................$407,131
              Equipment ............................... 179,323
                                                       --------
                                                        586,454
              Accumulated depreciation ................ 128,606
                                                       --------

                        T o t a l .....................$457,848
                                                       ========

        Depreciation expense aggregated $83,587 and $19,573 for the years ended December 31, 1996 and 1995, respectively. Included in depreciation expense is depreciation expense on equipment under capital lease which aggregated $14,920 and $8,396, for the years ended December 31, 1996 and 1995, respectively.

        During  1996,  the  Company  acquired   equipment  under  capital  lease
aggregating $98,906.



(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Capitalized Software:
-------------------------------

        During the years ended December 31, 1996 and December 31, 1995, the Company has capitalized software development costs which aggregated $137,904 and $118,478, respectively. Amortization of capitalized software costs aggregated $78,392 and $9,873 for the years ended December 31, 1996 and December 31, 1995, respectively. Additionally amortization of capitalized courseware costs aggregated $12,720 and $28,610 for the years ended December 31, 1996 and December 31, 1995, respectively.


(NOTE D) - Financing:
--------------------

        In 1996, prior to the IPO, the Company sold 12.5 bridge units, each consisting of a $100,000, 7% note and warrants to purchase 30,000 shares of common stock or other securities as might be offered in the Company's IPO ("IPO Securities"). Additionally, the placement agent received a warrant to purchase 37,500 shares of common stock or other securities as might be offered in the Company's IPO. The notes were paid in full on November 22, 1996.

        The Company valued the warrants at $138,750. Accordingly, additional paid-in capital has been credited $123,525 which represents the value of the warrants less the allocable portion of the offering costs. The short-term note was discounted by the value of the warrants and the offering costs. The discount was amortized as additional interest expense from the date of issuance to November 22, 1996, the date the note was paid in full. The IPO was completed in November 1996; the bridge unit warrants are exercisable into the IPO Securities at $3.50 per unit. These warrants expire in November 1999. The placement agent warrants are exercisable at $4.55 and expire in November 2001.

        During  the  year  ended  December  31,  1996,  amortization  aggregated
$268,525.



(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Obligations Under Capital Lease:
------------------------------------------

        Minimum future lease payments under capital leases expiring through 2001, as of December 31, 1996 are as follows:


     Year Ending
     December 31,                                               Amount
     ------------                                               ------

        1997..............................................    $ 57,676
        1998..............................................      30,933
        1999..............................................       6,723
        2000..............................................       5,080
        2001..............................................       2,193
                                                              --------
                                                               102,605
        Less amount representing interest.................      18,530
                                                              --------
        Present value of net minimum
          lease payments..................................      84,075

        Less present value of net minimum lease payments
          due within one year.............................      45,740
                                                              --------

               Total......................................    $ 38,335
                                                              ========


(NOTE F) - Preferred Stock:
--------------------------

        The Series A 9% cumulative voting preferred stock was redeemed at the time of the initial public offering for a total of $212,500 plus cumulative dividends of $71,214.

        The Series B 10% cumulative preferred stock was redeemed at the time of the private placement for a total of $125,000 and warrants expiring November 13, 1999 to purchase 20,000 shares of common stock at an exercise price of $7.00 per share. Dividends paid in 1996 aggregated $7,243.


(NOTE G) - Stockholders' Equity:
-------------------------------

        [1]     Recapitalization:

                In January 1996, ObjectSoft Corporation, a New Jersey corporation merged into a newly formed corporation, ObjectSoft Corporation, a Delaware corporation. In conjunction with the merger, shares of the preferred and common stock outstanding were exchanged for the same number of shares of stock, the shares authorized increased to 5,000,000 preferred and 20,000,000 common and the par value was reduced to $.0001. This transaction is given retroactive effect in the accompanying financial statements.


(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



(NOTE G) - Stockholders' Equity: (continued)

        [2]     Private placement and initial public offerings:

                In August 1996, the Company issued 273,001 units consisting of one share of common stock and a warrant to purchase two-thirds of a share of common stock at an exercise price of $3.00 per two-thirds share. The Company received proceeds of $816,285, net of offering costs of $139,215. Additionally, the placement agent was granted warrants to purchase 27,300 of these units at an exercise price of $4.50 per unit. The warrants expire November 13, 1999.

                In November 1996, the Company issued 1,366,050 units, consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.50 per share expiring November 2001. The Company received proceeds of $5,463,650 net of offering costs of $1,366,600. In connection with the IPO, the underwriter was granted an option to purchase 87,500 units at $8.00 per unit.

        [3]     Stock options and warrants:

                As of January 1, 1995, the Company had issued warrants, expiring in April 1998, to purchase 143,333 shares of common stock at an exercise price of $0.50 and warrants, expiring in November 1996, to purchase 106,250 shares of common stock at an exercise price of $2.00. In 1996, warrants to purchase 90,625 shares of common stock were exercised. Warrants to purchase 15,625 shares of common stock expired.

                In 1995, the Company granted an option to purchase 100,000 shares of common stock at $1.00 per share in exchange for consulting services. The options are exercisable through September 2000. In 1996, in exchange for an additional $5,000 payment to the option holder, the Company cancelled the option on 50,000 shares.

                In 1996, the Company granted a warrant to purchase 10,000 shares of common stock at $1.00 per share in exchange for $20,000 of professional services to be rendered during the vesting period. This warrant vests ratably over a ten month period ending March 1997 and is exercisable through May 2001. During 1996, the Company recognized expense of $16,000 and warrants to purchase 8,000 shares of common stock were vested as of December 31, 1996.

                In addition, the Company adopted a stock option plan under which 250,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others.

(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity: (continued)
-------------------------------

        [3]     Stock options and warrants: (continued)
                --------------------------------------

                Other than the warrants to purchase 90,625 shares of common stock, no other options or warrants were exercised in 1995 or 1996.

                The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1996 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1996 would have been approximately $1.4 million or $(0.50) per share. The weighted average fair value of the options granted during 1996 are estimated as $1.20 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rate of 6.37% and expected life of 5 years.

                During 1996, the Company granted options on 145,000 shares of its common stock at an average exercise price of $3.43. No options were either exercised or forfeited during the year.

                The following table summarizes information about the plan's options outstanding at December 31, 1996:

                             Options Outstanding                Options Exercisable
                  --------------------------------------      ----------------------
                                  Weighted
                                   Average
                                  Remaining     Weighted                     Weighted
   Range of                      Contractual     Average                      Average
   Exercise         Number          Life        Exercise        Number       Exercise
    Prices        Outstanding    (In Years)       Price       Exercisable      Price
    ------        -----------    ----------     --------      -----------      -----
$2.50 to $3.50      145,000          5.0          $3.43         129,999        $3.42

                The Company has reserved 2,961,887 shares of its common stock for issuance upon exercise of the outstanding warrants and options.

(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Income Taxes:
-----------------------

        The significant components of the Company's deferred tax assets and liabilities at December 31, 1996 as follows:


                Accrual to cash adjustment................$  (52,000)
                Capitalized software......................   (65,000)
                Net operating losses carryforward.........   909,000
                Valuation allowance.......................  (792,000)
                                                          ----------

                Net deferred tax asset....................$     -0-
                                                          ==========


        The significant components of the provision for income taxes consists of the following:


                                                    December 31,
                                                 -------------------
                                                 1996           1995
                                                 ----           ----

       Accrual to cash adjustment........... $ (255,000)    $   62,000
       Net Operating loss carryforward......    764,000         37,000
       Capitalized software.................    (28,000)       (35,000)
       Increase in valuation allowance......   (481,000)       (64,000)
                                             -----------    ----------
       Provision for income taxes........... $     -0-      $     -0-
                                             ===========    ==========

        The difference between the statutory federal income tax rate on the Company's net loss and the Company's effective income tax rate for each of the year ended December 31, 1996 and 1995, respectively, is summarized as follows:

                                                               December 31,
                                                             ---------------
                                                             1996       1995
                                                             ----       ----

                Statutory federal income tax rate .......    34.0%      34.0%
                Increase in valuation allowance .........   (38.8)     (39.2)
                Research and development credit .........     0.9        7.3
                Miscellaneous ...........................     3.9       (2.1)
                                                           ------     ------
                Effective income tax rate ...............     0.0%       0.0%
                                                           ======     ======


(NOTE I) - Employee Benefit Plan:
--------------------------------

        The Company maintains a noncontributory Employee Savings Plan, in accordance with the provisions of Section 401 of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the Plan.

(continued)

                             OBJECTSOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Financial Instruments, Revenues and Other Matters:
------------------------------------------------------------

        [1]     Cash:

                Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash. The Company maintains its cash in a highly rated financial institution. At December 31, 1996, the Company had bank deposits exceeding Federally insured limits by approximately $4,000,000.

        [2]     Revenues:

                For the years ended December 31, 1996 and December 31, 1995, 71 percent and 48 percent, respectively, of revenues were derived from two customers.

        [3]     Microsoft Corporation:

                The Company's software is generally based upon Microsoft Windows technology. Additionally, it has established a strategic relationship with Microsoft that management believes is important to its sales, marketing and support and product development activities. Accordingly, any change in this relationship or any factor adversely affecting the demand for, or the use of, Microsoft's Windows operating system could have a negative impact on demand for the Company's products and services. Additionally, changes to the underlying components of the Windows operating system would require changes to the Company's products and could result in the loss of sales if the Company did not implement changes in a timely manner.


(NOTE K) - Commitments:
----------------------

        [1]     Lease income:

                In 1995, the Company entered into an agreement with the City of New York ("New York") whereby the Company would develop custom software and upon final acceptance of the software by New York, the Company will initially lease five kiosks, hardware and software to New York for one year, renewable by New York for two successive one year terms. The annual rental aggregates $361,080. Additionally, the Company can earn fees based upon the number of transactions effectuated in the kiosks. The remaining rent receivable at December 31, 1996 under this agreement is $210,630.


(continued)

                                       OBJECTSOFT CORPORATION

                                    NOTES TO FINANCIAL STATEMENTS


(NOTE K) - Commitments: (continued)
----------------------

        [2]     Lease:

                The Company leases office space and equipment under operating leases with an initial or remaining term of more than one year expiring through 2003.

                    Year Ending
                    December 31,                        Amount
                    ------------                        ------

                        1997.....................    $   58,008
                        1998.....................        77,822
                        1999.....................        80,494
                        2000.....................        84,787
                        2001.....................        89,080
                        Thereafter                      116,984
                                                     ----------

                               Total.............    $  507,175
                                                     ==========


                Rent expense approximated $62,500 and $18,300, for the years ended December 31, 1996 and December 31, 1995, respectively.

        [3]     Employment agreements:
                ---------------------

                The Company entered into employment agreements with two key executives expiring in December 2001. Under the terms of the agreements, the aggregate initial annual compensation is $208,000 per executive. Additionally, the agreements include provisions for bonuses (aggregating the sum of 5 percent of earnings before depreciation, interest, taxes and amortization and other amounts, if any, to be determined by the board of directors), increases in compensation and severance payment based upon certain events.


(NOTE L) - Subsequent Event:
---------------------------

        In January 1997, with the approval of the board of directors, the Company loaned $440,000 to the Company's chairman of the board. The loan which is unsecured, bears interest at 8% per annum and is due in November 1997. The chairman of the board used the proceeds for a block purchase of 80,000 shares of the Company's common stock from the market maker, who was also the underwriter of the Company's IPO, in an open market transaction.