Form 10QSB
period 1997-03-31
OBJECTSOFT CORP
filed 1997-05-20
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1997

Commission file number 1-10751

                   OBJECTSOFT CORPORATION
   (Exact name of registrant as specified in its charter)

         DELAWARE                          22-3091075
(State of incorporation)            (IRS Employer ID number)

CONTINENTAL PLAZA III, 433 HACKENSACK AVENUE
                 HACKENSACK, NJ                      07601
(Address of principal executive offices)          (Zip Code)

                        (201)343-9100
               (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                 May 15, 1997

Common Stock, $.0001 par value          4,061,676
Redeemable Class A Warrants             1,327,500

                 OBJECTSOFT CORPORATION



                          INDEX


                                                     Page #
Part I. Financial Information

Item 1. Financial statements

        Condensed Balance Sheets-                      1
                 March 31, 1997 and December 31, 1996

        Condensed Statements of Operations
                 Three Months Ended March 31, 1997
                 and 1996                              2

        Condensed Statements of Cash Flows
                 Three Months Ended March 31, 1997
                 and 1996                              3


        Notes to Condensed Financial Statements        4

 Item 2 Management's Discussion and Analysis
        of Financial Condition and
        Results of Operations                          6

 Part IIOther Information

 Item 6.Exhibits and reports on Form 8-K               9

 Signatures                                           10

 Exhibit index                                        11

 Exhibit Exhibit 27, Article 5 Financial
         Data Schedule                                12

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- MARCH 31, 1997 (Unaudited)
AND DECEMBER 31, 1996
                                           Mar 31,         Dec 31,
                                             1997            1996
                                         ------------    ------------
        ASSETS
Current assets:
   Cash and cash equivalents                $873,384      $4,039,358
   Marketable securities                   2,000,000
   Accounts receivable                        76,590           5,900
   Notes and loan receivable-
        officer shareholder                  637,500
   Prepaid expenses and other
        current assets                       279,450         180,463
                                         ------------    ------------
   Total current assets                    3,866,924       4,225,721
Equipment, at cost, net of
   accumulated depreciation                  491,395         457,848
Capitalized software and courseware          149,011         168,118
Other assets                                 115,576         130,474
                                         ------------    ------------
T O T A L                                 $4,622,906      $4,982,161
                                         ============    ============

        LIABILITIES
Current liabilities
   Current portion of obligations
        under capitalized leases             $45,257         $45,740
   Accounts payable                          200,411          57,309
   Accrued liabilities                        78,677         101,872
   Other current liabilities                  13,223           9,785
                                         ------------    ------------
Total current liabilities                    337,568         214,706
                                         ------------    ------------

Obligations under capitalized leases          31,183          38,335
                                         ------------    ------------
        STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; authorized
   20,000,000 shares; issued and
   outstanding 4,061,676 shares as of
   March 31, 1997 and 4,022,676 shares
   as of December 31, 1996                       406             402
Additional paid-in capital                 6,917,864       6,878,868
Accumulated deficit                       (2,664,115)     (2,150,150)
                                         ------------    ------------
   Total stockholders' equity              4,254,155       4,729,120
                                         ------------    ------------
T O T A L                                 $4,622,906      $4,982,161
                                         ============    ============
                               -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 1997 AND MARCH 31, 1996
UNAUDITED


                                             1997            1996
                                         ____________    ____________
Revenues:
   Consulting                                $47,529         $91,931
   Training                                                   23,398
   Rental income                              90,270
   Interest and dividend income               94,786
                                         ------------    ------------
        Total revenues                       232,585         115,329
                                         ------------    ------------

Expenses:
   Cost of Services                          226,138          35,220
   Research and development                   98,615
   General and administrative                418,077         145,785
   Interest expense                            3,720             450
                                         ------------    ------------

        Total expenses                       744,750         181,455
                                         ------------    ------------




NET (LOSS)                                 ($513,965)       ($66,126)
                                         ------------    ------------



NET (LOSS) PER SHARE                          ($0.13)         ($0.03)
                                         ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         4,036,110       2,538,083
                                         ============    ============




                                          -2-


OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
UNAUDITED
                                             1997            1996
                                         ------------    ------------
Cash flows from operating activities:
Net (loss)                                 ($513,965)       ($66,126)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization              78,366          21,457
   Changes in operating assets and liabilities:
        liabilities:
   (Increase) decrease in:
        Accounts receivable                  (70,690)        (15,807)
        Other current assets                 (98,987)        (11,181)
        Other assets                          14,898          15,940
   Increase (decrease) in:
        Accounts payable                     143,102          32,978
        Accrued expenses and
                 other liabilities           (19,757)        (61,967)
        Accrued officer compensation                          66,667
                                         ------------    ------------
Net cash used in operating activities       (467,033)        (18,039)
                                         ------------    ------------
Cash flow from investing activities:
Capital expenditures                         (79,026)        (43,000)
Capitalized software and courseware          (13,780)
Investment in marketable securities       (2,000,000)
Increase in notes and loan
   receivable officer shareholder           (637,500)
                                         ------------    ------------
Net cash (used in) investing activities   (2,730,306)        (43,000)
                                         ------------    ------------
Cash flow from financing activities
Dividends                                                     (3,125)
Proceeds from exercise of warrants
   and issuance of 39,000 shares              39,000
Principal payments on obligations
   under capital leases                       (7,635)            225
                                         ------------    ------------
Net cash provided by financing activities     31,365          (2,900)
                                         ------------    ------------

NET (DECREASE) IN CASH                    (3,165,974)        (63,939)
Cash, beginning of period                  4,039,358          63,995
                                         ------------    ------------
Cash, end of period                         $873,384             $56
                                         ============    ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                          3,720             450
                                         ============    ============

                                   -3-

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Registration Statement and Prospectus and Form 10-KSB (for the year ended December 31,
1996) as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price. Net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss for the period ending March 31, 1996 was increased by dividends accruing on the cumulative preferred stock. Prior to November 13, 1996, certain shares of common stock and common stock equivalents were issued and in accordance with certain rules of the Securities and Exchange Commission all such shares of common stock and common stock equivalents were considered outstanding through March 31, 1996. Fully diluted net loss per share is not shown since it would be anti-dilutive.
                                  -4-

NOTE C -- NOTES AND LOAN RECEIVABLE OFFICER SHAREHOLDER

In January 1997, with the approval of the board of directors, the Company loaned $440,000 to the Company's chairman of the board. The loan which is unsecured, bears interest at 8% per annum and is due in November 1997. The chairman of the board used the proceeds for a block purchase of 80,000 shares of the Company's common stock from the market maker, who was also the underwriter of the Company's IPO, in an open market transaction. In February 1997, the Company loaned the chairman of the board an additional $197,500 under similar terms.




                              -5-

                   OBJECTSOFT CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Three Months Ended March 31, 1997 Compared With Three Months
Ended March 31, 1996

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

The results of operations for the three months ended March
31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1997.

Net revenue for the three months ended March 31, 1997 increased by 101.7% over the three months ended March 31, 1996 (from $115,329 to $232,585). Revenue for the three months increased due to interest and dividend income earned on short term investments and revenue received from the New York City Kiosk Demonstration Program. This was offset by a reduction in consulting and training revenue as the Company continued its shift away from fee-based consulting, training and custom development activities and redirected its resources towards the development of transactional, fee-based and advertising-supported products and services. Revenue changes were not a result of increases or decreases in prices.

Cost of services for the three months ended March 31, 1997 increased by 542.1% over the three months ended March 31, 1996 (from $35,220 to $226,138) due to higher personnel expenses and kiosk expenses.

Research and development expenses for the three months ended
March 31, 1997 compared to the three months ended March 31, 1996 increased to $98,615 from zero due to the expensed development costs for the SmartStreet(TM) operations.
                       -6-

General and administrative expenses for the three months ended March 31, 1997 increased by 186.8% over the three months ended March 31, 1996 (from $145,785 to $418,077) due principally to increases in salaries and personnel related expenses, professional fees and insurance for directors and officers.

The net loss for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 increased to $513,965 from $66,126. This change is primarily due to increases in costs associated with the Company's newer emphasis on transactional and advertising-supported products and services, an increase in research and development expenses and an increase in general and administrative expenses due to higher costs associated with being a public company, and to support the redirection in revenue sources.

Liquidity and Capital Resources


For the three months ended March 31, 1997 the Company incurred a net loss of $513,965. The accumulated deficit increased to $2,664,115 as the Company continues to incur operating losses as expenses exceed revenue. The Company had working capital of $3,529,356 as of March 31, 1997 as compared to $4,011,015 as of December 31, 1996, or a decrease of $481,659. Capital expenditures and capitalized software amounted to $92,806.

In November 1996, the Company completed the sale in a public offering of 1,366,050 Units, from which it received net proceeds of approximately $5,465,000. Of such amount, approximately $1,583,000 was applied to the repayment of certain bridge loans and redemption of Preferred Stock. The Company expects to fund the deployment of additional SmartStreet(TM) kiosks in New York City, and make kiosk related acquisitions from available working capital and from funds that will be derived from future operating revenues. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms.

On May 5, 1997, the Company and InteractiVisions, Inc. ("InteractiVisions") signed a letter of intent which contemplates the acquisition of all the outstanding stock of InteractiVisions in exchange for the issuance of 600,000 shares of the Company's Common Stock, subject to certain adjustments. Simultaneous with the signing of the letter of intent, the Company loaned InteractVisions $250,000, payable 60 days after the termination of the letter of intent, together with interest at the prime rate plus 3 points.
                            -7-

The rate of inflation was insignificant during the quarter ended March 31, 1997. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continualy reviews its costs in relation to the pricing of its products and services.

The Company anticipates that its existing working capital will be sufficient to fund its operations at least through the end of 1997.

                           PART II
                      OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits -
                    Exhibit 27- Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OBJECTSOFT CORPORATION


                         BY   /s/ David E. Y. Sarna
                              David E. Y. Sarna, Co-Chief
                              Executive Officer and
                              Secretary

Date:     May 15, 1997

                   OBJECTSOFT CORPORATION

                         Exhibit Index



      Exhibit Number                             Page #


         27        Financial Data Schedule           9