Form 10QSB
period 1997-06-30
OBJECTSOFT CORP
filed 1997-08-14
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended June 30, 1997

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                              August 12, 1997

Common Stock, $.0001 par value          4,081,676
Redeemable Class A Warrants             1,366,050

                 OBJECTSOFT CORPORATION



                          INDEX


                                                     Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-                      1
                 June 30, 1997 and December 31, 1996

        Condensed Statements of Operations
                 Three Months and the Six months Ended
                 June 30, 1997 and 1996                2

        Condensed Statements of Cash Flows
                 Three Months and the Six months Ended
                 June 30, 1997 and 1996                3


        Notes to Condensed Financial Statements        4

 Item 2.Management's Discussion and Analysis
        of Financial Condition and
        Results of Operations                          6

Part II Other Information

 Item 1.Legal proceedings                              9
 Item 4.Submission of matters to a vote of security
        holders                                        9
 Item 5.Other information                              9

 Item 6.Exhibits and reports on Form 8-K               9

Signatures                                            11

Exhibit index                                         12

 Exhibit Exhibit 27, Article 5 Financial
         Data Schedule                                13

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- JUNE 30, 1997 (Unaudited)
AND DECEMBER 31, 1996
                                            June 30,       Dec 31,
                                              1997           1996
                                          ------------   ------------
        ASSETS
Current assets:
   Cash and cash equivalents                  $16,020     $4,039,358
   Marketable securities                    2,123,982
   Accounts receivable                        201,769          5,900
   Notes and loan receivable-
        officer shareholder                   440,000
   Loan receivable - InteractiVisions, Inc    100,000
   Prepaid expenses and other
        current assets                        144,074        180,463
                                          ------------   ------------
   Total current assets                     3,025,845      4,225,721
Equipment, at cost, net of
   accumulated depreciation                   449,219        457,848
Capitalized software and courseware           128,134        168,118
Other assets                                  100,685        130,474
                                          ------------   ------------
T O T A L                                  $3,703,883     $4,982,161
                                          ============   ============

        LIABILITIES
Current liabilities
   Current portion of obligations
        under capitalized leases              $46,779        $45,740
   Accounts payable                           131,228         57,309
   Accrued liabilities                         87,171        101,872
   Other current liabilities                   12,981          9,785
                                          ------------   ------------
Total current liabilities                     278,159        214,706
                                          ------------   ------------

Obligations under capitalized leases           14,008         38,335
                                          ------------   ------------
        STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; authorized
   20,000,000 shares; issued and
   outstanding 4,120,676 shares as of
   June 30, 1997 and 4,022,676 shares
   as of December 31, 1996                        408            402
Additional paid-in capital                  6,941,862      6,878,868
Accumulated deficit                        (3,530,554)    (2,150,150)
                                          ------------   ------------
   Total stockholders' equity               3,411,716      4,729,120
                                          ------------   ------------
T O T A L                                  $3,703,883     $4,982,161
                                          ============   ============
                                 -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
UNAUDITED
                                        Three Months Ended          Six Months Ended
                                          June 30       June 30       June 30        June 30
                                           1997          1996           1997          1996
                                        -----------   -----------   ------------   -----------
Revenues:
   Consulting                              $61,872      $166,069       $109,401      $258,000
   Development and training                               14,556                       37,954
   Rental income                            90,270                      180,540
   Investment income                        48,546                       84,672
                                        -----------   -----------   ------------   -----------
        Total revenues                     200,688       180,625        374,613       295,954
                                        -----------   -----------   ------------   -----------
Expenses:
   Cost of Services                        170,343       138,247        396,481       173,467
   Research and development                188,993                      287,608
   General and administrative              495,883       186,628        913,960       332,413
   Interest expense                          3,248        90,346          6,968        90,796
   Provision for loss on loan receivable   150,000                      150,000
                                        -----------   -----------   ------------   -----------
        Total expenses                   1,008,467       415,221      1,755,017       596,676
                                        -----------   -----------   ------------   -----------

NET (LOSS)                               ($807,779)    ($234,596)   ($1,380,404)    ($300,722)
                                        -----------   -----------   ------------   -----------
NET (LOSS) PER SHARE                        ($0.20)       ($0.08)        ($0.34)       ($0.11)
                                        ===========   ===========   ============   ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       4,065,632     2,800,734      4,050,952     2,800,734
                                        ===========   ===========   ============   ===========
                                                   -2-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 - (UNAUDITED)
                                                    1997           1996
                                                ------------    -----------
Cash flows from operating activities:
Net (loss)                                       (1,380,404)     ($300,722)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                    159,665         52,719
   Amortization of discount on note payable                         77,263
   Provision for doubtful accounts                                   9,000
   Provision for loss on loan receivable            150,000
   Stock options issued for services rendered         4,000          4,000
   Changes in operating assets and liabilities:
   (Increase)in accounts receivable                (195,869)      (137,795)
   Decrease in other current assets                  36,389         14,159
   (Increase)decrease in other assets                29,789         (8,961)
   Increase in accounts payable                      73,919         92,680
   (Decrease) in accrued expenses and
        other liabilities                           (11,505)       (28,914)
   (Decrease) in accrued officer compensation                     (200,000)
                                                ------------    -----------
Net cash used in operating activities            (1,134,016)      (426,571)
                                                ------------    -----------
Cash flow from investing activities:
Capital expenditures                                (83,890)      (126,258)
Capitalized software and courseware                 (27,162)      (109,684)
Investment in marketable securities              (2,123,982)
Loan receivable Interactivisions,Inc.              (250,000)
Increase in notes receivable officer shareholder   (440,000)
                                                ------------    -----------
Net cash (used in) investing activities          (2,925,034)      (235,942)
                                                ------------    -----------
Cash flow from financing activities
Proceeds from note payable                                         981,475
Dividends                                                           (3,125)
Deferred offering costs                                            (74,036)
Proceeds form issuance of warrants                                 123,525
Proceeds from exercise of warrants
   and issuance of 59,000 shares                     59,000
Principal payments on obligations
   under capital leases                             (23,288)        (5,262)
                                                ------------    -----------
Net cash provided by financing activities            35,712      1,022,577
                                                ------------    -----------
NET INCREASE (DECREASE) IN CASH                  (4,023,338)       360,064
Cash, beginning of period                         4,039,358         63,995
                                                ------------    -----------
Cash, end of period                                 $16,020       $424,059
                                                ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense paid                                $3,248         $1,512
                                                ============    ===========
                                   -3-

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

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

NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price. Net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss for the period ending March 31, 1996 was increased by dividends accruing on the cumulative preferred stock. Prior to November 13, 1996, certain shares of common stock and common stock equivalents were issued and in accordance with certain rules of the Securities and Exchange Commission all such shares of common stock and common stock equivalents were considered outstanding through June 30, 1996. Fully diluted net loss per share is not shown since it would be anti-dilutive.

NOTE C -- NOTES AND LOAN RECEIVABLE OFFICER SHAREHOLDER

In January 1997, with the approval of the board of directors, the Company loaned $440,000 to the Company's chairman of the board. The loan which is unsecured, bears interest at 8% per annum and is due in November 1997. The chairman of the board used the proceeds for a block purchase of 80,000 shares of the Company's common stock from the market maker, who was also the underwriter of the Company's IPO, in an open market transaction. In February 1997, the Company loaned the chairman of the board an additional $197,500 under similar terms. The latter loan was repaid in June, 1997.

                   OBJECTSOFT CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Six Months Ended June 30, 1997 Compared With Three Months and Six Months
Ended June 30, 1996

     Special Note Regarding Forward-Looking Statements

     A number of statements contained in this filing are forward - looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to the recent establishment of new business divisions; dependence on new untested product; risks associated with the marketing of kiosks and expansion of services; risks related to technological factors; potential manufacturing difficulties; dependence on certain third parties and on the Internet; limited customer base; risk of system failure, security risks and liability risks; and other risks described in the Company's Prospectus dated November 12, 1996.

     The results of operations for the six months ended June
30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1997.

     Net revenue for the three months ended June 30, 1997 increased by 11% over the three months ended June 30, 1996 (from $180,625 to $200,688) and net revenue for the six months ended June 30, 1997 increased by 27% over the six months ended June 30, 1996 (from $295,954 to $374,613).
Revenue for the six months increased due to interest and dividend income earned on short term investments and revenue received from the New York City Kiosk Demonstration Program. This was offset by a reduction in consulting and training revenue as the Company continued its shift away from fee-based consulting, training and custom development activities and redirected its resources towards the development of transactional, fee- based and advertising-supported products and services. Revenue changes were not a result of increases or decreases in prices.

     Cost of services for the three months ended June 30, 1997 increased by 23% over the three months ended June 30, 1996 (from $138,247 to $170,343) and the cost of services for the six months ended June 30, 1997 increased by 129% over the six months ended June 30, 1996 (from $173,467 to $396,481) due to higher personnel expenses and kiosk expenses.

     Research and development expenses for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, increased to $188,993 from zero, and to $287,608 from zero for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due to the expensed development costs for the SmartStreet(TM) operations.

     General and administrative expenses for the three months ended June 30, 1997 increased by 166% (from $186,628 to $495,883) compared to the three months ended June 30, 1996, and by 175% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 (from
$332,413 to $913,960) due principally to increases in salaries and personnel related expenses, professional fees and insurance for directors and officers.

     The Company has also provided for a loss on a loan receivable to InteractiVision, Inc. in the amount of $150,000 (See below Liquidity and Capital Resources).

     The net loss for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, increased by 244% (from $234,596 to $807,779) and by 359% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 (from $300,722 to $1,380,404). This change is primarily due to increases in costs associated with the Company's newer emphasis on transactional and advertising-supported products and services, an increase in research and development expenses, an increase in general and administrative expenses due to higher costs associated with being a public company and to support the redirection in revenue sources, and a provision for loss on loan receivable.

     Liquidity and Capital Resources

     For the six months ended June 30, 1997 the Company incurred a net loss of $1,380,404. The accumulated deficit increased to $3,530,554 as the Company continues to incur operating losses as expenses exceed revenue. The Company had working capital of $2,747,686 as of June 30, 1997 as compared to $4,011,015 as of December 31, 1996, or a decrease of $1,263,329. Capital expenditures and capitalized software amounted to $111,052.

     In November 1996, the Company completed the sale in a public offering of 1,366,050 Units, from which it received net proceeds of approximately $5,465,000. Of such amount, approximately $1,583,000 was applied to the repayment of certain bridge loans and redemption of Preferred Stock. The Company expects to fund the deployment of additional SmartStreet (TM) kiosks in New York City and elsewhere, and make kiosk related acquisitions, from available working capital and from funds that will be derived from future operating revenues. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms.

     On May 5, 1997, the Company and InteractiVisions, Inc. ("InteractiVisions") signed a letter of intent which contemplates the acquisition of all the outstanding stock of InteractiVisions in exchange for the issuance of 600,000 shares of the Company's Common Stock, subject to certain adjustments. Simultaneous with the signing of the letter of intent, the Company loaned InteractVisions $250,000, payable 60 days after the termination of the letter of intent, together with interest at the prime rate plus 3 points. On August 8, 1997, the Company terminated the letter of intent. The Company has provided an allowance for loss on the loan receivable of $150,000.


     The rate of inflation was insignificant during the
quarter ended June 30, 1997.  In the past, the effects of
inflation on personnel costs have been offset by the
Company's ability   to increase its charges for services
rendered.  The Company anticipates that it will be able to
continue to do so in the near future. The Company
continually reviews its costs in   relation to the pricing
of its products and services.

     The Company anticipates that its existing working capital will be sufficient to fund its operations at least through the end of 1997.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In or about January 1997, the Company commenced an action in the United States District Court for the District of New Jersey against Harvey Bayard ("Bayard"), a former stockholder, officer and director of the Company. In its complaint, the Company alleges, among other things, that Bayard wrongfully induced certain shareholders and investors to repudiate and breach their commitments to enter into lock-up agreements in connection with the Company's November 1996 initial public offering, that Bayard wrongfully interfered with the Company's contractual relations with Renaissance Financial Securities Corporation, that Bayard breached his own agreement with the Company and his own agreement to execute a lock-up agreement, and that Bayard breached certain of his fiduciary obligations to the Company and engaged in other actionable conduct that damaged the Company. The Company seeks compensatory damages in excess of $3,500,000.00 and punitive damages. In April 1997, Bayard asserted a counterclaim against the Company and David E.Y. Sarna ("Sarna"), the Chairman of the Board of the Company. Bayard's counterclaim alleges, among other things, that the Company and Sarna commenced a scheme to coerce Bayard into entering into a lock-up agreement (which Bayard never signed) with respect to his shares in the Company and to compel him to act on the Company's behalf in inducing other shareholders to enter into lock-up agreements. Bayard also alleges that the Company and Sarna communicated with his business associates for the purpose, among other things, of damaging Bayard's professional reputation. Bayard seeks compensatory and punitive damages in an unspecified amount. The Company has moved to dismiss the counterclaim and intends to vigorously prosecute its claims against Bayard.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     The annual meeting of shareholders of the Company (the
"Meeting") was held on May 14, 1997. Proxies for the Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

     At the Meeting, David E.Y. Sarna and Gunther E. Less were elected as Class I directors of the Company to serve until the Company's 1999 annual meeting of shareholders and until their respective successors are elected and qualified. In addition, at the Meeting, the appointment of Richard A. Eisner & Company, LLP as independent auditors of the Company for the fiscal year ending December 31, 1997 was ratified. The votes for each of such proposals were as follows:

                             Shares Voted

1.   Election of Directors        For                Withheld

     David E.Y. Sarna           3,197,068              56,000

     Gunther E. Less            3,197,068              56,000



2. Over 95% of the votes cast at the Meeting voted in favor of the ratification of Richard A. Eisner & Company, LLP as independent auditors.

ITEM 5.   OTHER INFORMATION

     On August 8, 1997, the Company terminated negotiations and discussions (and a related letter of intent dated May 5, 1997) with InteractiVisions, Inc. ("InteractiVisions"), regarding the possible acquisition by the Company of all the outstanding capital stock of InteractiVisions. In that connection, the Company has provided for a loss of $150,000 on a $250,000 loan receivable from InteractiVisions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Commission on May 13, 1997. The following item was reported by the Company on the Form 8-K: On May 5, 1997, the Company entered into a letter of intent with InteractiVisions, which contemplated the acquisition by the Company of all of the outstanding capital stock of InteractiVisions. In addition, the Company loaned $250,000 to InteractiVisions.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OBJECTSOFT CORPORATION


                         BY   /s/ George J. Febish
                              George J. Febish, Co-Chief
                              Executive Officer and
                              President

Date:    August 14, 1997

                   OBJECTSOFT CORPORATION

                         Exhibit Index



      Exhibit Number                             Page #


         27        Financial Data Schedule          13