Form 10QSB
period 1997-09-30
OBJECTSOFT CORP
filed 1997-11-14
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1997

Commission file number 1-10751

                   OBJECTSOFT CORPORATION
   (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                          22-3091075
(State of incorporation)            (IRS Employer ID number)

CONTINENTAL PLAZA III, 433 HACKENSACK AVENUE
                 HACKENSACK, NJ  07601
(Address of Principal Executive Offices)

                        (201)343-9100
               (Issuer's Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No ___   .

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                 October 30, 1997

Common Stock, $.0001 par value            4,082,676
Redeemable Class A Warrants               1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

                 OBJECTSOFT CORPORATION



                          INDEX


                                                                 Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-                                 1
                 September 30, 1997 and December 31, 1996

        Condensed Statements of Operations
                 Three Months and the Nine months Ended
                 September 30, 1997 and 1996                      2

        Condensed Statements of Cash Flows
                 Nine months Ended September 30, 1997
                 and 1996                                         3


        Notes to Condensed Financial Statements                   4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                                      6

Part II Other Information

 Item 1. Legal proceedings                                        9

 Item 2. Changes in Securities and Use of Proceeds               10

 Item 6. Exhibits and reports on Form 8-K                        10

Signatures                                                       11

Exhibit index                                                    12

 Exhibit Exhibit 27, Article 5 Financial
         Data Schedule                                           13

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- SEPTEMBER 30, 1997 (Unaudited)
AND DECEMBER 31, 1996
                                                      September 30,   Dec 31,
                                                         1997           1996
                                                      -----------   ------------
        ASSETS
Current assets:
   Cash and cash equivalents                            $101,606     $4,039,358
   Marketable securities                               1,589,601
   Accounts receivable                                   223,839          5,900
   Notes and loan receivable-
        officer shareholder                              440,000
   Loan receivable - InteractiVisions, Inc.               50,000
   Prepaid expenses and other
        current assets                                   158,772        180,463
                                                      -----------   ------------
   Total current assets                                2,563,818      4,225,721
Equipment, at cost, net of
   accumulated depreciation                              401,694        457,848
Capitalized software and courseware                      105,375        168,118
Other assets                                              85,787        130,474
                                                      -----------   ------------
T O T A L                                             $3,156,674     $4,982,161
                                                      ===========   ============
        LIABILITIES
Current liabilities
   Current portion of obligations
        under capitalized leases                         $41,303        $45,740
   Accounts payable                                      179,562         57,309
   Accrued liabilities                                   136,816        101,872
   Other current liabilities                                              9,785
                                                      -----------   ------------
Total current liabilities                                357,681        214,706
                                                      -----------   ------------
Obligations under capitalized leases                      12,828         38,335
                                                      -----------   ------------
        STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; authorized
   20,000,000 shares; issued and
   outstanding 4,082,676 shares as of
   September 30, 1997 and 4,022,676 shares
   as of December 31, 1996                                   408            402
Additional paid-in capital                             6,942,862      6,878,868
Accumulated deficit                                   (4,157,105)    (2,150,150)
                                                      -----------   ------------
   Total stockholders' equity                          2,786,165      4,729,120
                                                      -----------   ------------
T O T A L                                             $3,156,674     $4,982,161
                                                      ===========   ============
                                    -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
UNAUDITED
                                        Three Months Ended          Nine Months Ended
                                        September 30  September 30  September 30   September 30
                                           1997          1996           1997           1996
                                        -----------   -----------   ------------   ------------
Revenues:
   Consulting                              $58,993       $87,000       $168,394       $345,000
   Development and training                               14,260                        52,214
   Rental income                            90,270        60,180        270,810         60,180
   Investment income                        53,282                      137,954
                                        -----------   -----------   ------------   ------------
        Total revenues                     202,545       161,440        577,158        457,394
                                        -----------   -----------   ------------   ------------

Expenses:
   Cost of Services                        175,161        98,080        571,642        271,547
   Research and development                175,167        79,909        462,775         79,909
   General and administrative              425,340       169,542      1,339,300        501,955
   Interest expense                          3,428       157,430         10,396        248,226
   Provision for loss on loan receivable    50,000                      200,000
                                        -----------   -----------   ------------   ------------

        Total expenses                     829,096       504,961      2,584,113      1,101,637
                                        -----------   -----------   ------------   ------------




NET (LOSS)                               ($626,551)    ($343,521)   ($2,006,955)     ($644,243)
                                        -----------   -----------   ------------   ------------



NET (LOSS) PER SHARE                        ($0.15)       ($0.14)        ($0.49)        ($0.24)
                                        ===========   ===========   ============   ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       4,082,219     2,462,794      4,061,643      2,688,087
                                        ===========   ===========   ============   ============



                                                   -2-






OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 - (UNAUDITED)
                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                         1997           1996
                                                      -----------   ------------
Cash flows from operating activities:
Net (loss)                                            (2,006,955)      (644,243)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                         260,435        104,485
   Amortization of discount on note payable                             214,263
   Provision for doubtful accounts                                      (16,160)
   Provision for loss on loan receivable                 200,000
   Stock options issued for services rendered              4,000         10,000
   Changes in operating assets and liabilities:
        (Increase)in accounts receivable                (217,939)       (62,838)
        (Increase) Decrease in other current assets       21,691        (70,111)
        (Increase)decrease in other assets                44,687        (37,749)
        Increase in accounts payable                     122,253        120,520
        Increase in accrued expenses and
                 other liabilities                        25,159          5,467
        (Decrease) in accrued officer compensation                     (376,000)
                                                      -----------   ------------
Net cash (used in) operating activities               (1,546,669)      (752,366)
                                                      -----------   ------------
Cash flow from investing activities:
Capital expenditures                                     (94,381)      (629,363)
Capitalized software and courseware                      (47,157)
Investment in marketable securities                   (1,589,601)
Loan receivable Interactivisions,Inc.                   (250,000)
Increase in notes receivable officer shareholder        (440,000)
                                                      -----------   ------------
Net cash (used in) investing activities               (2,421,139)      (629,363)
                                                      -----------   ------------
Cash flow from financing activities
Proceeds from note payable                                              981,475
Proceeds from issuance of shares                                        816,286
Proceeds form issuance of warrants                                      123,525
Deferred offering costs                                                (210,207)
Dividends                                                                (7,243)
Redemption of preferred stock                                          (125,000)
Proceeds from capital lease obligations                                  98,906
Principal payments on obligations
   under capital leases                                  (29,944)       (12,097)
Proceeds from exercise of warrants
   and issuance of 60,000 shares                          60,000
                                                      -----------   ------------
Net cash provided by financing activities                 30,056      1,665,645
                                                      -----------   ------------
NET INCREASE (DECREASE) IN CASH                       (3,937,752)       283,916
Cash, beginning of period                              4,039,358         63,995
                                                      -----------   ------------
Cash, end of period                                     $101,606       $347,911
                                                      ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense paid                                    $10,396         $7,567
                                                      ===========   ============

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

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

OBJECTSOFT CORPORATION

Item II.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Special Note Regarding Forward-Looking Statements

        A number of statements contained in this filing are forward - looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to the recent establishment of new business divisions; dependence on new untested product; risks associated with the marketing of kiosks and expansion of services; risks related to technological factors; potential manufacturing difficulties; dependence on certain third parties and on the Internet; limited customer base; risk of system failure, security risks and liability risks; and other risks described in the Company's filings with the Securities and Exchange Commission including but not limited to the Company's Prospectus dated October 22, 1997.

Results of Operations
Three Months and Nine Months Ended September 30, 1997
Compared With Three Months and Nine Months Ended September 30, 1997

        The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1997.

        Net revenue for the three months ended September 30, 1997 increased by 25.46% over the three months ended September 30, 1996 (from $161,440 to $202,545) and net revenue for the nine months ended September 30, 1997 increased by 26.18% over the nine months ended September 30, 1996 (from $457,394 to $577,158). Revenue for the three months and the nine months increased due to interest and dividend income earned on short term investments and revenue received from the New York City Kiosk Demonstration Program. This was offset by a reduction in consulting and training revenue as the Company continued its shift away from fee- based consulting, training and custom development activities and redirected its resources towards the development of transactional, fee- based and advertising-supported products and services. Revenue changes were not a result of increases or decreases in prices.

        Cost of services for the three months ended September 30, 1997 increased by 78.59% over the three months ended September 30, 1996 (from $98,080 to $175,161) and the cost of services for the nine months ended September 30, 1997 increased by 110.51% over the nine months ended September 30, 1996 (from $271,547 to $571,642) due to higher personnel expenses and kiosk expenses.

        Research and development expenses for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, increased by 119.21% (from $79,909 to $175,167), and by 479.13%
(from $79,909 to $462,775) for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to the expensed development costs for the SmartStreet(TM) operations.

        General and administrative expenses for the three months ended September 30, 1997 increased by 150.88% (from $169,542 to $425,340)
compared to the three months ended September 30, 1996, and by 166.82% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 (from $501,955 to $1,339,300) due principally to increases in salaries and personnel related expenses, professional fees and insurance for directors and officers.

        Interest expenses for the three months ended September 30, 1997 decreased by 97.81% (from $157,430 to $3,428) compared to the three months ended September 30, 1996, and by 95.81% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 (from $248,226 to $10,396) due principally to interest on the bridge notes financing which was repaid in 1996.

        The Company has also provided for a loss on a loan receivable to InteractiVision, Inc. in the amount of $200,000 (See below Liquidity and Capital Resources).

        The net loss for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, increased by 82.39% (from $343,521 to $626,551) and by 211.52% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 (from $644,243 to $2,006,955). This change is primarily due to increases in costs associated with the Company's newer emphasis on transactional and advertising-supported products and services, an increase in research and development expenses, an increase in general and administrative expenses due to higher costs associated with being a public company and to support the redirection in revenue sources, and a provision for loss on loan receivable.

        Liquidity and Capital Resources

        For the nine months ended September 30, 1997 the Company incurred a net loss of $626,551. The accumulated deficit increased to $4,157,105 as the Company continues to incur operating losses as expenses exceed revenue. The Company had working capital of $2,206,137 as of September 30, 1997 as compared to $4,011,015 as of December 31, 1996, or a decrease of $1,804,878. Capital expenditures and capitalized software amounted to $141,538.

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

        On May 5, 1997, the Company and InteractiVisions, Inc. ("InteractiVisions") signed a letter of intent which contemplates the acquisition of all the outstanding stock of InteractiVisions in exchange for the issuance of 600,000 shares of the Company's Common Stock, subject to certain adjustments. Simultaneous with the signing of the letter of intent, the Company loaned InteractiVisions $250,000 (the "Loan"), payable 60 days after the termination of the letter of intent, together with interest at the prime rate plus 3 points. On August 8, 1997, the Company terminated the letter of intent, and the Loan balance is due and payable on or about October 8, 1997. As of the date of this Form 10-QSB, no payment on the Loan has been made. The Company has provided an allowance for loss on the Loan of $200,000.

        The rate of inflation was insignificant during the quarter ended September 30, 1997. In the past, the effects of inflation on personnel
costs have been offset by the Company's ability   to increase its
charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services.

        The Company anticipates that its existing working capital will be sufficient to fund its operations at least through the end of 1998.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In or about January 1997, the Company commenced an action in the United States District Court for the District of New Jersey against Harvey Bayard ("Bayard"), a former stockholder, officer and director of the Company. In its complaint, the Company alleges, among other things, that Bayard wrongfully induced certain shareholders and investors to repudiate and breach their commitments to enter into lock-up agreements in connection with the Company's November 1996 initial public offering, that Bayard wrongfully interfered with the Company's contractual relations with Renaissance
Financial Securities Corporation, that Bayard breached his own agreement with the Company and his own agreement to execute a lock-up agreement, and that Bayard breached certain of his fiduciary obligations to the Company and engaged in other actionable conduct that damaged the Company. The Company seeks compensatory damages in excess of $3,500,000.00 and punitive damages. In April 1997, Bayard asserted a counterclaim against the Company and David
E.Y. Sarna ("Sarna"), the Chairman of the Board of the Company. The counterclaim was dismissed with leave to amend by Order dated September 9, 1997. Bayard amended his counterclaim to allege that the Company tortiously interfered with prospective business relations in that the Company and Sarna advised many of Bayard's shareholders, business associates and clients that Bayard had broken his agreement with the Company and that the Company would never do business with Bayard again. Bayard seeks compensatory and punitive damages in an unspecified amount.
The Company has moved  to dismiss the Amended Counterclaim.

Item 2.   Changes in Securities and Use of Proceeds

         The company filed a Form SR (the "Form SR") with the Securities and Exchange Commission, dated February 20, 1997, reporting the sales of securities and use of proceeds therefrom in connection with the Company's Initial Public Offering in November 1996 (the "Public Offering"). The effective date of the registration statement filed in connection with the Public Offering was November 12, 1996, Commission file number 333-10519.

         The following information updates the information contained in Form SR. From February 28, 1997 (the period of the Form SR) through September 30, 1997, $1,160,500 of the net offering proceeds to the Company has been used for further expansion of SmartStreet [TM] and related operations and for general corporate purposes, additionally $250,000 was loaned to InteractiVisions, Inc. in connection with a potential acquisition which acquisition was later abandoned, in the form of direct or indirect payments to others, and $1,589,600 remains in temporary investments.

Item 6.         Exhibits and Reports on Form 8-K

(a)  Exhibits -
                         Exhibit 27- Financial Data Schedule

                (b)     Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OBJECTSOFT CORPORATION


                         BY   ___________________________
                              David E. Y. Sarna, Co-Chief
                              Executive Officer and
                              Secretary

Date:    November 14, 1997

                   OBJECTSOFT CORPORATION

                         Exhibit Index



      Exhibit Number                             Page #


         27        Financial Data Schedule          13