Form 10KSB
period 1997-12-31
OBJECTSOFT CORP
filed 1998-03-31
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD  FROM __________ TO___________


Commission File Number 1-10751

OBJECTSOFT CORPORATION
(Name of small business issue in its charter)

Delaware                          22-3091075
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)   Identification No.)

Continental Plaza III, 433 Hackensack Avenue
Hackensack, New Jersey 07601
(Address of principal executive offices)

Issuer's telephone number:      (201) 343-9100

Securities registered under Section 12(b)
of the Exchange Act:  None
Title of each class:    None
Name of each exchange on which registered: None

Securities registered under Section 12(g)
of the Exchange Act:
Title of Each Class:    Common Stock
Redeemable Class A Warrants

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period
that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.     Yes   X     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was
$631,167

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 25, 1998, the aggregate market value of the Common
Stock held by non-affiliates 2,441,676 shares was $6,867,213.75.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

At March 25, 1998, 4,082,676 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's Definitive Proxy Statement for the 1998 Annual
Meeting of Stockholders of the Company are incorporated by reference into Part III hereof.

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

The Company is currently engaged in the business of providing transaction-based and advertising-supported services through interactive public access terminals (IPATs or kiosks), and the Internet. Its IPATs may be sold to others, or held for operating income, which is derived from advertising fees and transactional revenue. An IPAT is a machine deployed in areas with high pedestrian traffic, and that permits the general public to obtain information or to purchase goods and services. At a minimum, an IPAT contains a computer, a computer monitor and a touch screen. It may also contain a keyboard, page printer, receipt printer, credit card reader, communications devices, a second processor, an upper monitor, a ticket printer, illuminated signs, or combinations of these devices. The IPATs use standard, off-the-shelf operating systems and proprietary software to control and manage the IPAT functions.

Prior to 1996, the Company's activities consisted primarily of consulting, writing, training and custom software development for various corporate and government clients, including Microsoft, for which it produced technical papers and provided consulting services. In performance of these activities, the Company developed skills in rapid application development and a base of courseware and reusable software objects to which it retains title. In 1995, the Company decided to direct these skills and its expanding body of reusable software objects toward the development of services through which it can derive revenue on a "per transaction" basis. It initially developed and operated OLEBroker(tm), an Internet-based subscription service that allows customers to search its database of information about software objects, find the information needed and at the customer's option, purchase needed objects on-line. The Company discontinued active marketing of OLEBroker(tm) at the end of 1996 in order to concentrate on its IPAT- and Internet-related businesses. However, in connection with the development of OLEBroker(tm), the Company developed significant additional software objects, which it then used in the development of technology for the IPAT and Internet service delivery programs. The Company anticipates that the IPAT and Internet service delivery programs will constitute the most significant part of its business. It may continue to engage in consulting activities as resources permit. In selecting consulting opportunities, the Company will focus primarily on assignments in connection with the sale of IPAT services or that can otherwise enhance its skill base.

In early 1996, as part of its IPAT Demonstration
Project, the City of New York (the "City") entered into the City Agreement with the Company (the "City Agreement") to develop public IPATs to be located in City offices and other public locations in an effort to expedite transactions with the City. Under the City Agreement, the City agreed to lease the first five IPATs, and the Company may deploy additional IPATs throughout the City area at its own risk and expense, subject to City approval of IPAT locations. The first five IPATs were deployed in the City in July 1996. A sixth IPAT was installed in August, 1997. A seventh was installed in March 1998. All IPATs providing City services for information, whether operated by the Company or other suppliers, carry the City's CityAccess(tm) logo. Pursuant to the City Agreement, the Company has developed IPATs through which members of the public can obtain access to the records of the Department of Buildings, certain Department of Health services, including copies (for a fee) of birth certificates, death certificates and dog licenses, obtaining public health information, and registering for certain courses offered by the Department of Health. Information on City government, directional information and information about the City's events, museums, tourist attractions, shopping and similar matters is provided without fee. The City has recently advised the Company of its plans to extend the City Agreement through the end of the Citys 1999 fiscal year.

The Company's goal in designing the SmartStreet(tm)
IPATs was to maximize potential use by developing software that would be inviting and easy to use. The IPATs are designed so that a potential user is attracted to the IPAT by digital videos played from the upper monitor. These videos presently include an "attract loop," narrated by the noted actor Tony Randall (currently Director of the National Repertory Theater) and a message from New York Mayor Rudolph
W. Giuliani, as well as "spot" advertisements. The attract loop explains what can be done with the IPATs and how to use them, and shows people from many walks of life using them successfully.

The IPATs are configured to permit the Company to offer additional services provided either by the Company or third parties and to sell advertising on such IPATs. The current extended City Agreement requires the Company to pay to the City 50% of advertising and third party service revenues from the first five IPATs and no revenue from such additional IPATs that carry the CityAccess logo. The Company plans to exercise these rights and to actively solicit additional service providers and advertisers. The Company will seek to provide SmartStreet(tm) services to other municipalities, states and government agencies and to organizations in the private sector that provide a large volume of information, records and documents to the public. The first such additional agreement was recently entered into with the City of San Francisco. The Company may also seek to enter into agreements with the City and other customers to provide information and services over the Internet, in order to significantly expand the accessibility of such information and services. The Company also supplied eight IPATs to King County, Washington.

In connection with the development of the IPATs and the deployment and operation of the first five IPATs, the City agreed to pay to the Company an aggregate of $661,080, of which $361,080 was paid in the form of monthly payments of $30,090 ($6,018 per IPAT), commencing as of August 1, 1996, and the balance of $300,000 was payable in partial amounts as certain milestones in the development, deployment and operation of the IPATs were achieved. All amounts due under the initial contract were earned through December 31, 1997.

For the eleven-months ending February 28, 1998, the Company's IPATs were used a total of 122,997 times (10,250 per month) and 11,640 times on average during the three months ended February 28, 1998, or 1,708 and 1,940 times per IPAT per month, respectively.

The Company may also receive transaction fees in connection with the use of the IPATs by the public to obtain documents or certain other services. As of December 31, 1997, all the Companys IPATs were available to provide City information and transaction services, but those IPATs did not provide or carry any paid advertising or third party services. Consequently, no significant revenues have been generated to date by user transactions or advertising. Revenues from advertising are expected to begin in April 1998, from contracts signed in March 1998.

In August 1997, the Company announced the development and immediate availability of SmartSign(tm), a modular line of IPATs contained in an enclosure that is only 7-1/2" in depth, with each module weighing less than 70 pounds, making the units suitable for regular shipment through UPS and Federal Express. The modules initially consist of (a) a Pentium class processor unit, (b) an active-matrix touch screen, with optional sealed heavy-duty keyboard, and optional credit card reader, (c) a printer unit with page printer and optional receipt printer, (d)several light-box advertising modules with optional LCD display and (e) an optional touch-sensitive light-box. Although a working unit has been delivered and is operational, there can be no assurances that there will be any commercial sales of this line. The first IPAT to utilize the Company's new SmartSign design was deployed in March, 1998 at the Harlem Heights Historical Society in the City. All advertising space has been sold for a minimum of six months beginning April 1998. The amount of future transaction and advertising revenues, if any, will depend on user and advertiser acceptance of the IPATs.

Pursuant to the City Agreement, the Company has the right to install additional IPATs in the City, at the Company's risk and expense and subject to certain conditions including site approval by the City. The City will not be required to pay additional monthly payments for such IPATs, but it is anticipated, although there can be no assurance, that use by the public will generate transaction fees. The Company had commenced evaluating potential sites and will seek to install up to 25 additional IPATs during the next year. The first of these additional IPATs was installed in July 1997 in the Museum of Science in Queens. The second was installed at the Harlem Heights Historical Society in March 1998.

At the time the City Agreement with the Company was executed, the City also signed similar agreements with two other companies for additional IPATs. Based on the success of the program to date, the City expects to issue a Request for Proposals for competitive bidding for additional IPATs throughout the City.

The Company intends to market IPATs to other municipalities, government agencies and organizations in the private sector. In the future, the Company may seek to make its transactional services available over the Internet and to make the Internet available from the Company's public IPATs. Recently, the Company was the successful bidder in Seattle, Washington, for the installation of eight IPATs providing information regarding ferry service. In March
1998 the Company concluded an agreement with the City of San Francisco to provide a trial of its SmartSign kiosks in San Francisco. The initial trial will be in the MUNI station located in the Castro district. Additional trials can be arranged by mutual agreement.

There can be no assurance that the Company's initial
IPATs will perform on a commercial basis as anticipated, that the Company will be able to install and operate additional IPATs pursuant to the City Agreement, that the City will seek to acquire additional IPATs, that the Company will secure a contract to supply additional IPATs to the City, that it will succeed in marketing its IPATs to other potential users, or that it will be able to attract additional service providers or advertisers to IPATs that may be located in the City or elsewhere.

The Company has established a strategic relationship with Microsoft that it believes is important to its sales, marketing and support activities, as well as to its product development efforts relating to its IPATs. Microsoft supports the Company in marketing its public access services, and has informally agreed to exhibit the Company's IPATs in Microsoft displays at various trade shows. It has also issued statements that included favorable references relating to the Company's products. Microsoft has also entered into various non-disclosure agreements with the Company with respect to unannounced Microsoft products, under which the Company has the opportunity to have advance knowledge of software technology being developed by Microsoft. Microsoft has also provided, and continues to provide, fee-based consulting services to the Company through Microsoft Consulting. Since 1994, the Company has served as the exclusive regional host and sponsor of Microsoft Developer Days, an ongoing series of technical conferences organized and operated by Microsoft. The most recent conference was held on March 1997. The conference attracted over 5,000 paid registrants and was completely sold out. The next event is scheduled for September 2, 1998. The Company has also produced technical papers for, and provided consulting services to, Microsoft.

Research and Development expenditures were $613,000 in 1997 and in 1996 $92,693, due to the expensed development costs for the SmartStreet(TM) operations. In addition, during the years ended December 31, 1997 and December 31, 1996, the Company has capitalized additional software development costs which aggregated $37,909 and $137,904, respectively.

Competition

The Company is subject to competition from different sources for its different services. The Company's intranet IPAT business competes with numerous companies, including IBM, North Communications, Golden Screens and ATCOM/INFO. The City has also awarded contracts, comparable to the contract awarded to the Company, to North Communications and DSSI (which awarded a subcontract to Golden Screens), both of which have sold similar IPATs to other municipalities. After fulfillment of the initial contracts, if the City chooses to install additional IPATs throughout the City, it may award to others, and not the Company, the contract to install such additional IPATs. Further, there can be no assurance that other municipalities or other entities will seek to acquire IPATs from the Company. In addition, if the use of IPATs provided by the Company and others proves to be successful in the City and other municipalities and locations, additional companies in the software, hardware and communications areas, among others, may seek to enter the market. Many of such competitors may have resources far greater than the Company. A total of 19 companies competed for the contracts with the City, many of which can be expected to compete aggressively in other competitive situations.

Marketing

The two objectives of the Company's marketing efforts are to obtain the rights to place its IPATs in compelling high-density locations and to attract advertisers based on the number and demographics of "impressions" that the Company can offer to advertisers. To this end, the Company has commissioned site surveys that count that actual population at each existing location. The Company has retained a consultant to assist the Company in leasing space in favorable locations and on satisfactory terms. The Company has retained a public relations consultant to disseminate news related to its IPATs and to stimulate demand. Additional marketing efforts focus on identifying content-providers whose offerings can create additional transaction revenue for the Company's IPATs. In seeking content-providers, the Company will exhibit at major trade shows where it will partner with several of its major vendors. For example, the Company partnered with Microsoft at the Government Summit held on Microsoft's campus in March 1998 which attracted Chief Information Officers representing state and local governments from about 25 states as well as ten foreign countries. The Company expects to continue to participate in similar joint efforts on an ongoing basis. A telemarketing program has been initiated to target tourist, recreational and similar facilities to list their facilities on the Company's IPATs.

The Company's marketing activities are currently performed by its executive officers and consultants under such officers' supervision.

Proprietary Rights

The Company's success is highly dependent on its proprietary technology. The Company views its SmartSign housing design as well as its software as proprietary, and relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. The Company has applied to in the United States for the following trademarks: SmartStreet(tm), ObjectSoft(tm), and SmartSign(tm). In addition, the Company plans to register certain of these trademarks in principal foreign jurisdictions. The Company has also retained patent counsel and expects to file patent applications for appropriate hardware and software components of its technology. There can be no assurances that such applications, if filed, will be allowed by the Patent Office, or if allowed will not be successfully challenged.

The source code for the Company's proprietary software is protected as a trade secret. In addition, because the Company does not sell or license its technology to third parties, but rather delivers services through its IPATs, its proprietary software is not disclosed to third parties. Furthermore, the Company enters into agreements, as appropriate, with employees, consultants and subcontractors containing provisions relating to confidentiality and the assignment of inventions and other developments to the Company. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products.


Customers

The customer base for the Company's IPAT business consists principally of municipalities and other public sector or commercial entities to which the Company would sell or lease IPATs, prospective advertisers and ultimately consumers accessing IPAT services or products. The Company also intends to market its consulting services to mall operators.

The Company historically has derived a significant portion of its revenues from a relatively limited number of customers. During the year ended December 31, 1997, the City accounted for 84% of the Company's revenues pursuant to the City Agreement. During the year ended December 31, 1996, two customers, the City and Microsoft accounted for 71% of the Company's revenues.

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


Employees

As of March 25, 1998, the Company had 18 employees,
15 of which were full-time, and all of whom are based in its Hackensack, NJ offices. These include 6 in product development, 3 in management and sales, 7 in operations and 2 in finance and administration.

The Company expects the size of its workforce to remain approximately the same in 1998, and the Company intends to continue with its policy to outsource non-strategic functions such as artwork development, repetitive testing, maintenance and bookkeeping rather than using its own staff for these functions.

Other than Messrs. Sarna and Febish, no other senior personnel have entered into employment agreements obligating them to remain in the Company's employ for any specific term; however, substantially all key employees of the Company are parties to nonsolicitation, confidentiality and noncompetition agreements with the Company. In addition, independent contractors enter into confidentiality agreements with the Company.

Item 2.  Description of Property

The Company occupies approximately 4,300 square feet of office space in Hackensack, New Jersey, under a lease with an unaffiliated landlord that expires on March 31, 2003 and provides for a base rent of $70,703 per annum in 1998, subject to certain increases in subsequent periods.

Item 3.  Legal Proceedings

In or about January 1997, the Company commenced an
action in the United States District Court for the District of New Jersey against Harvey Bayard ("Bayard"), a former stockholder, officer and director of the Company. In its complaint, the Company alleged, among other things, that Bayard wrongfully induced certain shareholders and investors to repudiate and breach their commitments to enter into lock-up agreements in connection with the Company's November 1996 initial public offering, that Bayard wrongfully interfered with the Company's contractual relations with Renaissance Financial Securities Corporation, that Bayard breached his own agreement with the Company and his own agreement to execute a lock-up agreement, and that Bayard breached certain of his fiduciary obligations to the Company and engaged in other actionable conduct that damaged the
Company.   In April 1997, Bayard asserted a counterclaim
against the Company and David E. Y. Sarna ("Sarna"), the
Chairman of the Board of the Company.   The counterclaim was
dismissed with leave to amend by Order dated September 9, 1997. The action was settled pursuant to a Compromise and Settlement Agreement between the Company, Bayard and Sarna, dated December 31, 1997, under which Bayard transferred privately held shares of another company to the Company.

On January 15, 1998, Infusion Capital Partners, LLC ("Infusion"), a firm that was engaged to seek financing opportunities for the Company, instituted a lawsuit for alleged breach of contract, indemnification and legal fees against the Company by filing a praecipe to issue writ of summons in the Court of Common Pleas, Philadelphia County. On March 3, 1998, Infusion filed a complaint against the Company asserting claims for breach of contract, fraud, unjust enrichment, promissory estoppel and equitable estoppel. Infusion seeks on all claims compensatory damages allegedly in excess of $50,000, reasonable attorneys fees and costs, an accounting, and a disgorgement of fees and profits and on its fraud claim additionally seeks punitive damages in excess of $50,000. On March 24, 1998, the Company filed its preliminary objection to Infusion's complaint.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of its fiscal year ended December 31, 1997.

PART II

Item 5.  Market For Common Equity and Related Stockholder
Matters

On November 12, 1996, the Company's common stock, par value $.0001 per share (the "Common Stock") and Redeemable Class A Warrants were listed for quotation on the SmallCap Market on the Nasdaq System under the symbols OSFT and OSFTW, respectively and the Company's units, each consisting of one share of Common Stock and one Redeemable Class A Warrant (the "Units), were quoted on the Nasdaq SmallCap Market under the symbol OSFTU until January 9, 1997. Prior to the Company's initial public offering in November 1996, there was no public market for the Company's securities. The following table sets forth, for the periods indicated the high and low bid prices for the Common Stock and Class A Warrants as reported on the Nasdaq SmallCap Market.

Quarters   Common Stock       Class A Warrants
Ended      High        Low   High      Low

Fiscal Year 1997
Fourth Quarter   5 1/4      2 7/8  17/32    0 1/2
Third Quarter    5 7/8      3 1/4  11/4     0 3/4
Second Quarter   6 3/8      4 1/4  15/8     0 7/8
First Quarter    5 7/8      4 1/2  11/2     0 3/4

Fiscal Year 1996
Fourth Quarter    6         5 1/4  1        0 11/16

As of March 30, 1998, there were approximately 42 holders of record of the Common Stock and 3 holders of record of Class A Warrants.

The Company did not pay cash dividends on its Common
Stock during the two years ended December 31, 1997 and the Company does not presently intend to pay any dividends on its Common Stock.


Item 6.  Management's Discussion and Analysis or Plan of
Operation

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Special Note Regarding Forward-Looking Statements

A number of statements contained in this Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: historical and potential future operating losses; uncertainty of additional financing; limited operating history; accumulated deficit; recent establishment of new business divisions; recent change of operating focus; dependence on new untested product; risks related to consulting and training services; uncertainty of product development; vulnerability to technological factors; the uncertainty of market acceptance of the Company's products; competition; possible difficulty in complying with government contract requirements; dependence on certain third parties and on the Internet; limited customer base; risk of potential manufacturing difficulties; risk of requirements to comply with government regulations; potential liability for information and content disseminated throughout the network; dependence on key personnel and proprietary technology; risk of system failure, security risks and liability risks; the Company's vulnerability to rapid industry change and technological obsolescence; the limited nature of its product life; the unproven status of the Company's products in widespread commercial use, including the risks that the Company's current and future products may contain errors that would be difficult and costly to detect and correct; uncertainties with respect to the Company's business strategy; general economic conditions, and other risks described elsewhere herein and in the Company's Prospectus dated October 22, 1997.

Overview

The Company provides IPAT and Internet-based services. Beginning in mid-1994, the Company changed its focus from consulting and training services to transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $1,240,695 in 1996 and a net loss of $2,519,872 in 1997. In September
1995, the Company introduced OLEBroker(tm), its fee-based website on the Internet. The Company's SmartStreet(tm)
IPATs were introduced in July 1996. The Company has not recognized any significant income to date from the SmartStreet(tm) IPAT rentals or from OLEBroker(tm).
Although the Company anticipates that it will begin to recognize greater revenues from the SmartStreet(tm) IPATs and from OLEBroker(tm) during 1998, it cannot predict the actual timing or amount of such revenues.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December
31, 1996

Revenues increased by $190,037 or 43% to $631,167 for the fiscal year ended December 31, 1997 over net revenues of $441,130 for the fiscal year ended
December 31, 1996. Development and training revenue decreased by $23,827 to $266,853 from $290,680 or 8%. Rental income increased by $213,864 or 142% to $364,314 from $150,450. The Company's decreased revenues from training and custom development services resulted from redirection of the Company resources to transactional fee-based products and services.

The Company continues to devote its resources toward the growth in transactional fee-based products and services utilizing intranet technology and believes this trend will continue in the future. Kiosk-based rental revenues represented approximately 58% of 1997 revenues and training and custom development represented approximately
42% of 1997 net revenues.

Costs of services for development and training increased by $56,542 to $346,767 in 1997 from $290,225 in
1996, and cost of services for rentals increased by $219,799 to $426,755 in 1997 from $206,956 in 1996 due to higher personnel expenses and kiosk expenses.

Research and development expenses for the year ended
December 31, 1997 increased by $520,307 to $613,000 compared to $92,693 for the year ended December 31, 1996, due to the expensed development costs for the SmartStreet(TM) operations.

General and administrative expenses for the year ended December 31, 1997 increased by $1,004,218 to $1,766,333 compared to $762,115 for the year ended December
31, 1996, due principally to increases in salaries and personnel related expenses, professional fees and insurance for directors and officers.


Other income increased by $331,652 to income of $1,816 for the year ended December 31, 1997 compared to expense of $ 329,836 for the year ended December 31, 1996, due principally to interest on the bridge notes financing which was repaid in 1996, and investment income earned from investments of cash that resulted from the public offering. The above was offset by a loss on a loan receivable to InteractiVision, Inc. in the amount of $250,000 (See below Liquidity and Capital Resources).

Net loss increased by $1,279,177 to a net loss of $2,519,872 for the fiscal year ended December 31, 1997 over net loss of $1,240,695 for the fiscal year ended December 31, 1996. This change is primarily due to increases in costs associated with the Company's newer emphasis on transactional and advertising-supported products and services, an increase in research and development expenses, an increase in general and administrative expenses due to higher costs associated with being a public company and to support the redirection in revenue sources, and the loss on the uncollectible loan receivable.

At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $4,800,000.
A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. See Note K of Notes to Financial
Statements.

Financial Condition, Liquidity and Capital Resources

As of December 31, 1997, cash and cash equivalents were $209,455 as compared with $4,039,358 at December 31, 1996. The decrease is a result of the net loss of $2,519,872 for the year ended December 31, 1997, investment in marketable securities of $850,000 and the loss of $250,000 on the loan to InteractiVisions, Inc.

On May 2, 1997, the Company and InteractiVisions,
Inc. ("InteractiVisions") signed a letter of intent which contemplated the acquisition of all the outstanding stock of InteractiVisions in exchange for the issuance of 600,000 shares of the Company's Common Stock, subject to certain adjustments. Simultaneous with the signing of the letter of intent, the Company loaned InteractiVisions $250,000, payable 60 days after the termination of the letter of intent, together with interest at the prime rate plus 3 points. On August 8, 1997, the Company terminated the letter of intent, and the loan was written off as uncollectible.

In November 1996, the Company completed the sale in a public offering of 1,366,050 Units, from which it received net proceeds of approximately $5,465,000. Of such amount, approximately $1,583,000 was applied to the repayment of certain bridge loans and redemption of the Company's Series A Preferred Stock. The Company expects to fund the deployment of additional SmartStreet(tm) kiosks in the City and elsewhere, and make kiosk related acquisitions from available working capital and from funds that will be derived from future operating revenues. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms.

The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through financing from outside sources. The Company has retained an underwriter to assist it with a possible minimum of $1,500,000 and a maximum of $2,000,000 in a private offering of securities and an additional possible $2,000,000 private offering of securities if certain conditions are met. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it might be forced to curtail the scope of its operations.


Many currently installed computer systems and
software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates from the twentieth century dates. The Company uses software and related technologies that will be effected by the "Year 2000 problem." The Company began the process of identifying the changes required to their computer programs and hardware
during 1996.   The Company believes that all of its major
programs and hardware are Year 2000 compliant. The Company believes that it will not incur any significant costs between now and January 1, 2000 to resolve Year 2000 issues. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been designed to be Year 2000 compliant contains all necessary date code changes.



Inflation and Seasonality

The rate of inflation was insignificant during the year ended December 31, 1997. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services.

The Company's business is not seasonal.

Item 7.  Financial Statements

The financial statements of the Company required by this item are set forth at end of this Form 10-KSB at pages
F-1 through F-15.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.



PART III


Item 9.  Directors, Executive Officers, Promoters and
Control Persons; Compliance with  Section 16 (a) of the
Exchange Act

The information required by this item is incorporated by reference from the Company's Definitive
Proxy Statement under the captions "Management--Executive
Officers and Directors" and "-Section 16(a) Beneficial
Ownership Reporting Compliance."


Item 10.  Executive Compensation

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

Item 13.  Exhibits, List and Reports on Form 8-K
         a.      Exhibits
         2.1      *         Certificate of Ownership and Merger
                            of ObjectSoft Corporation (a New Jersey
                            corporation) into the Company.
         2.2      *         Plan of Merger of ObjectSoft Corporation
                            (a New Jersey corporation) into the
                            Company.
         3.1(a)   *         Certificate of Incorporation of the
                            Company.
         3.1(b)   @         Amendment to Certificate of Incorporation
                            of the Company.
         3.2(a)   *         By-laws of the Company.
         3.2(b)   @         Amended and Restated By-laws of the
                            Company.
         4.1      *         Form of Representative's Unit Purchase
                            Option Agreement.
         4.2      *         Specimen Certificate of the Company's
                            Common Stock
         4.3      *         Form of Class A  Warrant Agreement,
                            including form of Class A Warrant.
         10.1+    *         Employment Agreement dated as of
                            July 1,1996 between the Company and David
                            E. Y. Sarna.
         10.2+    *         Employment Agreement dated as of
                            July 1, 1996 between the Company and
                            George J. Febish.
         10.3+    *         1996 Stock Option Plan.
         10.4     *         Form of Bridge Loan Promissory Note.
         10.5     *         Form of Bridge Loan Warrant.
         10.6     *         Form of Warrant Agreement with placement
                            agent for Bridge Loan Offering.
         10.7     *         Form of Subscription Agreement and
                            Investment Representation of Investor
                            with each of the investors in
                            the July 1996 Offering.
         10.8     *         Form of July 1996 Warrant Agreement.
         10.9     *         Form of Warrant Agreement with
                            placement agent for July 1996 Offering.
                            agent for July 1996 Offering.
         10.10    *         Agreement, dated January 11, 1996,
                            as amended, with the City of New York
                            (Department of Information Technology and
                            Telecommunications).
         10.11    *         Cooperation Agreement with Microsoft
                            Corporation, dated November 7, 1995.
         10.12    *         Agreement with ACORD Corporation
                            dated July 5,1995.
         10.13    *         Form of Investor Warrant.
         10.14+   *         Form of Officer Warrant.
         10.15    *         Cyndel Warrant
         10.16              Promissory Note between David E.Y. Sarna
                            and the Company, as amended, dated
                            January 2, 1997
         10.17              Security Agreement beteen David E. Y.
                            Sarna and the Company, dated March 18,
                            1998
         27.1               Financial Data Schedule

b. The Company did not file any Report on Form 8-K during the last quarter of its fiscal year ended December
31, 1997.


*   Denotes Exhibits incorporated by reference
to the Company's Registration Statement on Form SB-2
(Registration No. 333-10519).
+   Management contract or compensatory plan or
arrangement.
@   Denotes Exhibits incorporated by reference to the
Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 1-10751).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 31, 1998  OBJECTSOFT CORPORATION


By:   /s/ David E. Y. Sarna
David E. Y. Sarna, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

Signature                       Title                 Date


/s/ David E. Y. Sarna   Chairman, Co-Chief    March 31 ,1998
David E. Y. Sarna       Executive Officer,
Secretary and Director
(Principal Executive
Officer, Principal
Financial Officer and
Principal Accounting
Officer)


/s/  George J. Febish   President, Co-Chief   March 31, 1998
George J. Febish        Executive Officer,
Treasurer and Director
(Principal Executive
Officer)


/s/  Daniel E. Ryan     Director              March 31, 1998
Daniel E. Ryan


/s/ Gunther L. Less     Director              March 31, 1998
Gunther L. Less

OBJECTSOFT CORPORATION

Contents
                                                            Page
                                                            -----
Financial Statements

   Independent auditors' report                              F-1

   Balance sheet as of December 31, 1997                     F-2

   Statements of operations for the years ended
        December 31, 1997 and 1996                           F-3

   Statements of changes in stockholders' equity
        for the years ended December 31, 1997 and 1996       F-4

   Statements of cash flows for the years ended
        December 31, 1997 and 1996                           F-5

   Notes to financial statements                             F-6

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
ObjectSoft Corporation
Hackensack, New Jersey



We have audited the accompanying balance sheet of ObjectSoft Corporation as of December 31, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of ObjectSoft Corporation as of December 31, 1997 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP



Florham Park, New Jersey
February 20, 1998

OBJECTSOFT CORPORATION
Balance Sheet
December 31, 1997
ASSETS
Current assets:
   Cash and cash equivalents (Note A[9])           $     209,455
   Marketable securities (Note A[2])                     915,938
   Accounts receivable                                   364,859
   Prepaid expenses and other current assets             235,150
   Note receivable  officer/shareholder (Note B)         440,000
   Note receivable  other                                 25,000
                                                      -----------
Total current assets                                   2,190,402

Furniture and equipment, at cost, net of accumulated
   depreciation (Notes A[3], C and G)                    384,071
Capitalized software (Notes A[6] and D)                   78,231
Other assets                                              70,847
                                                      -----------
                                                   $   2,723,551
                                                      ===========

LIABILITIES
Current liabilities:
   Current portion of long-term debt (Note G)      $       8,686
   Current portion of obligations under
        capital lease (Note F)                            27,348
   Accounts payable                                      296,658
   Accrued expenses (Note H)                              84,560
   Other liabilities                                       2,163
                                                      -----------
Total current liabilities                                419,415

Long-term debt (Note G)                                    5,413
Obligations under capital lease (Note F)                  25,475
                                                      -----------
Total liabilities                                        450,303
                                                      -----------
Commitments and contingency (Note N)

STOCKHOLDERS' EQUITY ( Notes E and I)

Common stock, $.0001 par, authorized
   20,000,000 shares, issued and outstanding
   4,082,676 shares                                          408
Additional paid-in capital                             6,942,862
Accumulated deficit                                   (4,670,022)
                                                      -----------
Total stockholders' equity                             2,273,248
                                                      -----------
                                                   $   2,723,551
                                                      ===========
See notes to financial statements

                                  F-2

OBJECTSOFT CORPORATION
Statements of Operations
                                        Year Ended December 31,
                                        -------------------------
                                              1997      1996 *
                                        -----------   -----------
Revenues (Note M):
   Development and training           $    266,853  $    290,680
   Rental income (Note N[1])               364,314       150,450
                                        -----------   -----------
Total revenues                             631,167       441,130
                                        -----------   -----------
Expenses:
   Cost of services:
        Development and training           346,767       290,225
        Rentals                            426,755       206,956
   Research and development                613,000        92,693
   General and administrative            1,766,333       762,115
                                        -----------   -----------
Total expenses                           3,152,855     1,351,989
                                        -----------   -----------

Loss from operations                    (2,521,688)     (910,859)
                                        -----------   -----------
Other income (expense):
   Realized and unrealized gain on
        on marketable securities           137,927
   Interest and dividend income            126,562
   Interest expense                        (12,673)     (329,836)
   Loss on uncollectible loan (Note O)    (250,000)
                                        -----------   -----------
Total other income (expense)                 1,816      (329,836)
                                        -----------   -----------

Net (loss)                            $ (2,519,872) $ (1,240,695)
                                        ===========   ===========

Basic and diluted net loss per share        ($0.62)       ($0.49)
                                        ===========   ===========


*  Reclassified to conform to current years presentation.






See notes to financial statements


                                      F-3

OBJECTSOFT CORPORATION
Statements of Changes in Stockholders' Equity
Years Ended December 31, 1997 and 1996

                                                                       Additional
                                                   Common Stock        Paid-in
                                           Shares        Amount        Capital         (Deficit)             Total
                                           -----------   -----------   ------------    ------------    ------------
Balance, January 1, 1996                    2,293,000          $229       $278,331       ($877,404)      ($598,844)

Warrants issued in connection                                              123,525                         123,525
   with bridge loan, net of costs (Note E)

Compensatory warrant granted (Note I[2])                                    16,000                          16,000

Preferred stock dividends declared                                                         (32,051)        (32,051)

Units issued, net of costs (Note I[1])      1,639,051           164      6,279,771                       6,279,935

Exercise of warrants                           90,625             9        181,241                         181,250

Net loss                                                                                (1,240,695)     (1,240,695)
                                           -----------   -----------   ------------    ------------    ------------
Balance, December 31, 1996                  4,022,676           402      6,878,868      (2,150,150)      4,729,120

Exercise of warrants and nonemployee option    60,000             6         59,994                          60,000

Compensatory warrant granted (Note I[2])                                     4,000                           4,000

Net loss                                                                                (2,519,872)     (2,519,872)
                                           -----------   -----------   ------------    ------------    ------------
                                            4,082,676          $408     $6,942,862     ($4,670,022)     $2,273,248
                                           ===========   ===========   ============    ============    ============












See notes to financial statements




OBJECTSOFT CORPORATION
Statements of Cash Flows
                                                       Year Ended December 31,
                                                      --------------------------
                                                         1997           1996
                                                      -----------   ------------
Cash flows from operating activities:
Net (loss)                                         $  (2,519,872)$   (1,240,695)
Adjustments to reconcile net loss to net
   net cash (used in) operating activities:
   Depreciation and amortization                         330,393        174,699
   Amortization of discount on note payable                             268,525
   (Recovery) for doubtful accounts                                     (16,200)
   Warrant issued for services rendered                    4,000         16,000
   Loss on uncollectible loan                            250,000
   Unrealized gain on marketable securities              (65,938)
   Changes in:
        Marketable securities                           (850,000)
        Accounts receivable                             (358,959)        82,902
        Prepaid expenses and other current assets        (54,687)      (153,884)
        Other assets                                      59,627        (94,875)
        Accounts payable                                 176,444         (1,005)
        Accrued expenses                                 (17,312)         7,617
        Accrued officer compensation                                   (391,687)
        Other liabilities                                 (7,622)         8,169
                                                      -----------   ------------
        Net cash (used in) operating activities       (3,053,926)    (1,340,434)
                                                      -----------   ------------
Cash flow from investing activities:
   Increase in bank overdraft                             62,907
   Loan receivable (Note O)                             (250,000)
   Capital expenditures                                  (92,486)      (419,096)
   Capitalized software                                  (37,909)      (137,904)
   Note receivable  officer/shareholder                 (637,000)
   Repayment of note receivable  officer/shareholder     197,000
   Note receivable  other                                (25,000)
                                                      -----------   ------------
        Net cash (used in) investing activities         (782,488)      (557,000)
                                                      -----------   ------------
Cash flow from financing activities:
   Proceeds from issuance of warrants - bridge units                    123,525
   Proceeds from note payable                                           981,475
   Repayment of note payable                              (3,403)    (1,250,000)
   Proceeds from issuance of common stock and warrants                6,279,935
   Dividends                                                            (32,051)
   Proceeds from exercise of warrants and nonemployee
        options                                           60,000        181,250
   Principal payments on obligations under capital
        leases                                           (50,086)       (27,431)
   Redemption of preferred stock                                       (383,906)
                                                      -----------   ------------
        Net cash provided by financing activities          6,511      5,872,797
                                                      -----------   ------------

Net increase (decrease) in cash and cash equivalents  (3,829,903)     3,975,363
Cash and cash equivalents, beginning of period         4,039,358         63,995
                                                      -----------   ------------
Cash and cash equivalents, end of period           $     209,455 $    4,039,358
                                                      ===========   ============
Supplemental disclosures of cash flow
Cash paid during the period  interest expense:     $      12,673 $        3,502
                                                      ===========   ============

See notes to financial statements

                                        F-5

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996

NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

         ObjectSoft Corporation (the "Company") is currently engaged in the business of providing transaction based and advertising supported services over the Internet and through public access kiosks. Its Kiosks may be sold to others or held for operating income.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern, however, the Company sustained substantial operating losses through December 31, 1997. The Company has retained an underwriter to assist it with a possible minimum of $1,500,000 and a maximum of $2,000,000 in a private offering of securities and an additional possible $2,000,000 private offering of securities if certain conditions are met. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows.


[2] Marketable securities:

         The Company's marketable securities. primarily equity securities, are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period reported in earnings.


[3] Furniture and equipment:

         Furniture and equipment is carried at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of the assets (three to seven years).


[4] Provision for income taxes:

         Deferred income taxes arise from temporary differences resulting primarily from income and expense items being reported on an accrual basis for financial reporting purposes and on a cash basis for tax purposes, capitalized software and net operating loss carryforwards (see Note K).

[5] Software revenue recognition policies:

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


[6] Software development costs:

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


[7] Use of estimates:

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


[8] Stock-based compensation:

         Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS No. 123") allows companies to either expense the estimated fair value of stock options granted to employees or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net
         (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note I[2] to the financial statements for further information.

[9] Cash and cash equivalents:

         Cash and cash equivalents include cash on hand, demand deposits and all highly-liquid investments with a maturity of three months or less at the time of purchase.


[10] Per Share data:

         The per share data has been computed on the basis of the loss for the year divided by the weighted average number of shares of common stock outstanding. The per share data for 1996 has been restated in conformity with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".


NOTE B - NOTE RECEIVABLE OFFICER/SHAREHOLDER

         The note receivable is due from the chairman of the Companys board of directors and is collateralized by contract rights to receive an option convertible into marketable securities. It was initially due November 1997 and was extended to May 1998 and bears interest at 8 percent per annum.

         Also, during 1997, the Company loaned the chairman of the board an additional $197,000 which was repaid with interest at 8 percent per annum.

NOTE C - Furniture and Equipment

As of December 31, 1997, furniture and equipment consists of:


         Kiosks                                 $    437,036
         Furniture and other equipment               277,154
                                                  -----------

                                                     714,190
         Accumulated depreciation                    330,119
                                                  -----------
                                                $    384,071
                                                  ===========
Depreciation expense aggregated $202,597 and $83,587 for the years ended December 31, 1997 and 1996, respectively. In 1997 and 1996, included in furniture and other equipment are assets under capital leases with costs of $60,393 and $49,094, respectively. Accumulated depreciation on these assets as of December 31, 1997 and 1996 aggregated $28,076 and $23,316, respectively. Depreciation expense is depreciation expense on equipment under capital lease which aggregated $8,417 and $14,920, for the years ended December 31, 1997 and 1996, respectively.

During 1997 and 1996, the Company acquired equipment under capital lease aggregating $18,834 and $98,906, respectively.

NOTE D - CAPITALIZED SOFTWARE

During the years ended December 31, 1997 and 1996, the Company capitalized software development costs which aggregated $37,909 and $137,904, respectively. Amortization of capitalized software costs aggregated $127,796 and $78,392 for the years ended December 31, 1997
and December 31, 1996, respectively.   Additionally amortization of
capitalized courseware costs aggregated $12,720 for the year ended December 31, 1996.


NOTE E - FINANCING

In 1996, prior to the initial public offering of its common stock ("IPO"), the Company sold 12.5 bridge units, each consisting of a $100,000, 7% note and warrants to purchase 30,000 shares of common stock or other securities as might be offered in the Company's IPO ("IPO Securities"). Additionally, the placement agent received a warrant to purchase 37,500 shares of common stock or other securities as might be offered in the Company's IPO.

The Company valued the warrants at $138,750. Accordingly, additional paid-in capital has been credited $123,525 which represents the value of the warrants less the allocable portion of the offering costs. The short-term note was discounted by the value of the warrants and the offering costs. The discount was amortized as additional interest expense from the date of issuance to November 22, 1996, the date the note was paid in full. As a result of the IPO, the bridge unit warrants are exercisable into the IPO Securities at $3.50 per unit. These warrants expire in November 1999. The placement agent warrants are exercisable at $4.55 and expire in November 2001. The IPO securities consist of one share of common stock and a warrant to purchase a share of common stock at $6.50.

NOTE  F - OBLIGATIONS UNDER CAPITAL LEASE

Minimum future lease payments under capital leases expiring through 2002, as of December 31, 1997 are as follows:

         Year Ending
         December 31,                             Amount
         -------------                            -----------
             1998                               $     33,722
             1999                                     10,576
             2000                                     10,576
             2001                                      7,689
             2002                                      4,580
                                                  -----------
                                                      67,143
Less amount representing interest                     14,320
                                                  -----------
Present value of net minimum lease payments           52,823
Less present value of net minimum lease
  payments due within one year                        27,348
                                                  -----------
                                                $     25,475
                                                  ===========

NOTE G - LONG-TERM DEBT

Long-term debt consists of a note payable, collateralized by equipment, which is due in monthly installments of $797 including principal and interest at 8.65% per annum. The note matures in July 1999. The contractual principal payments due in 1998 and 1999 are $8,686 and $5,413, respectively.


NOTE H - ACCRUED EXPENSES:

Accrued expenses as of December 31, 1997 are as follows:

Accrued rents                                   $     40,560
Accrued legal fees                                    20,000
Other                                                 24,000
                                                  -----------
                                                $     84,560
                                                  ===========


NOTE I - STOCKHOLDERS' EQUITY

[1] Private placement and initial public offerings:

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


[2] Stock options and warrants:

         The Company has warrants outstanding, expiring in April 1998, to purchase 143,333 shares of common stock at an exercise price of $0.50. In 1996, warrants to purchase 90,625 shares of common stock at an exercise price of $2.00 were exercised and warrants to purchase 15,625 shares of common stock expired.

         In 1995, the Company granted an option to purchase 100,000 shares of common stock at $1.00 per share in exchange for consulting services. The options are exercisable through September 2000. In 1996, in exchange for an additional $5,000 payment to the option holder, the Company cancelled the option on 50,000 shares. During 1997, the remaining options were exercised.

         In 1996, the Company granted a warrant to purchase 10,000 shares of common stock at $1.00 per share in exchange for $20,000 of professional services to be rendered during the vesting period. This warrant vested ratably over a ten month period ending March 1997 and was exercisable through May 2001. During 1997 and 1996, the Company recognized expense of $4,000 and $16,000, respectively. This warrant was exercised in 1997.

         In connection with the redemption of preferred stock in 1996, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $7.00. The warrant expires November 1999. The Company maintains a stock option ("Plan") which 250,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others.

         The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1997 and 1996 net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1997 would have been approximately $2.7 million or $(0.67) per share and the net loss in 1996 would have been approximately $1.4 million or $(0.54) per share.

         The fair value of each option granted in 1997 and 1996 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumption: no dividends yield, expected volatility of 40% and 0%, risk free interest rates of 5.36% and 6.37%, respectively, and expected lives of approximately four and half years for the 1997 options and five years for the 1996 options. The fair value of options granted during 1997 and 1996 were $2.18 and $1.20 per share, respectively.

         As of December 31, 1997, 2,863,554 shares were reserved for issuance of shares for outstanding warrants and options.

The following summarizes stock option transactions under the Plan:
                                                                      Year Ended December 31,
                                                  ------------------------------------------------------
                                                             1997                                     1996
                                                  ------------------------                 --------------------------
                                                                      Weighted                                 Weighted
                                                                      Average                                  Average
                                                                      Exercise                                 Exercise
                                                  Shares              Price                Shares              Price
                                                  -----------         ------------         -----------         ---------
Outstanding options at the beginning
of year                                              145,000                $3.43
Options granted                                      110,000                 4.64             145,000             $3.43
Options expired or canceled                           (5,000)                3.50
                                                  -----------         ------------         -----------         ---------
Outstanding options at the end of
year                                                 250,000                $3.96             145,000             $3.43
                                                  ===========         ============         ===========         =========

The following table summarizes information about the plan's options outstanding as of December 31, 1997:
                                                  Options Outstanding                      Options Exercisable
                                       ---------------------------------------             ---------------------------
                                                  Weighted
                                                  Average
                                                  Remaining           Weighted                                 Weighted
                  Range of                        Contractual         Average                                  Average
                  Exercise             Number     Life                Exercise             Number              Exercise
                  Prices               Outstanding(In Years)          Price                Exercisable         Price
                  ---------            ----------------------         ------------         -----------         ---------
                  $2.50 to $5.25          250,000       4.50                $3.96             186,672             $3.79

NOTE J - EARNINGS PER SHARE

The following is the reconciliation of the net loss, net loss available to common stockholders and weighted average number of shares.

                                                  Year Ended December 31,
                           --------------------------------------------------------------------
                                             1997                                 1996
                           -------------------------------   ---------------------------------------
                                                      Per                                                      Per
                           Loss        Shares        Share            Loss                 Shares              Share
                           --------------------------------           ------------         -----------         ---------
Net loss                    (2,519,872)                               ($1,240,695)
Less preferred stock
dividends                                                                  32,051
                           ------------                               ------------
Net loss available to
common
stockholders               ($2,519,872) 4,066,994     ($0.62)         ($1,272,746)          2,595,904            ($0.49)
                           =============================================================================================

NOTE K - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 is as follows:

Accrual to cash adjustment                      $    133,000
Capitalized software                                 (24,000)
Net operating losses carryforward                  2,064,000
Research and development credits                      83,000
Marketable securities                                (27,000)
Valuation allowance                               (2,229,000)
                                                  -----------
Net deferred tax asset                          $          0
                                                  ===========

During the years ended December 31, 1997 and 1996 there were no provisions for income taxes, however, the benefit for deferred taxes before change in valuation allowances aggregated $1,437,000 and $481,000, respectively, which were fully offset by valuation allowances.

The difference between the statutory federal income tax rate on the Company's net loss and the Company's effective income tax rate for each of the years ended December 31, 1997 and 1996, respectively, is summarized as follows:
                                             1997                1996
                                       -----------           ---------
Statutory federal income tax rate            34.0%               34.0%
Increase in valuation allowance             -41.7               -38.8
Research and development credit               2.6                 0.9
Miscellaneous                                 5.1                 3.9
                                       -----------           ---------
Effective income tax rate                     0.0%                0.0%
                                       ===========           =========

As of December 31, 1997, the Company had a net operating loss carryforward of $4,800,000, which expires through 2001.


NOTE L - EMPLOYEE BENEFIT PLAN

         The Company maintains a noncontributory Employee Savings Plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the Plan.


NOTE M - FINANCIAL INSTRUMENTS, REVENUES AND OTHER MATTERS

[1] Revenues:

         For the year ended December 31, 1997, 84 percent of revenues were derived from one customer and for the year ended December 31, 1996, 71 percent of revenues were derived from two customers.


[2] Microsoft Corporation:

         The Company's software is generally based upon Microsoft Windows technology. Additionally, it has established a strategic relationship with Microsoft that management believes is important to its sales, marketing and support and product development activities. Accordingly, any change in this relationship or any factor adversely affecting the demand for, or the use of Microsoft's Windows operating system could have a negative impact on demand for the Company's products and services. Additionally, changes to the underlying components of the Windows operating system would require changes to the Company's products and could result in the loss of sales if the Company did not implement changes in a timely manner.


NOTE N - COMMITMENTS AND CONTINGENCY

[1] Lease income:

         In 1995, the Company entered into an agreement with the City of New York ("New York") whereby the Company would develop custom software and lease five kiosks, hardware and software to New
         York. All rental income relates to this agreement. Additionally, the Company can earn fees based upon the number of transactions effectuated in the kiosks.

         Effective January 1, 1998, the annual rental income was reduced to $84,000.

[2] Lease:

The Company leases office space and equipment under operating leases with an initial or remaining term of one year or more through 2003. Minimum annual rentals are as follows:

         Year Ending
         December 31,                             Amount

             1998                                    $77,822
             1999                                     80,494
             2000                                     84,787
             2001                                     89,080
             2002                                     97,666
             2003                                      9,311
                                                  -----------
                                                    $439,160
                                                  ===========

         Rent expense approximated $77,900 and $62,500, for the years ended December 31, 1997 and 1996, respectively.


[3] Employment agreements

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


[4] Litigation

         In 1998, litigation commenced against the Company alleging breach of contract and seeking in excess of $100,000. While the outcome cannot be determined, management believes that the action is without merit and is vigorously contesting this matter.


NOTE O - LOSS ON UNCOLLECTIBLE LOAN

         During 1997, the Company entered into a letter of intent to acquire another software company. Concurrently, the Company loaned this company $250,000. The acquisition has been cancelled and the loan written off as uncollectible.