Form 10KSB/A
period 1997-12-31
OBJECTSOFT CORP
filed 1998-04-30
CIK 896145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       on
                                   FORM 10-KSB

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) for the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) for the transition period from ___________ to ___________

                         Commission File Number 1-10751

                             OBJECTSOFT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             No. 22-3091075
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

Continental Plaza III, 433 Hackensack Ave., Hackensack, NJ               07601
----------------------------------------------------------            ----------
      (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (201) 343-9100



        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $.0001 par value                              None
Class A Redeemable Warrants                                 None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
YES [X]       NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
                                                                As of the Close
          Title of Class            Aggregate Market Value      of Business on
          --------------            ----------------------      --------------
Common Stock, $.0001 par value           $6,867,213.75           March 25, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                As of the Close
          Title of Class            Shares Outstanding          of Business on
          --------------            ------------------          --------------
Common Stock, $.0001 par value            4,082,676              March 25, 1998


Transitional Small Business Disclosure Format (check one):  YES [_]     NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I

ITEM 3.  LEGAL PROCEEDINGS

           On January 15, 1998, Infusion Capital Partners, LLC ("Infusion"), a firm that was engaged to seek financing opportunities for the Company, instituted a lawsuit for alleged breach of contract, indemnification and legal fees against the Company by filing a praecipe to issue writ of summons in the Court of Common Pleas, Philadelphia County. On March 3, 1998, Infusion filed a complaint against the Company asserting claims for breach of contract, fraud, unjust enrichment, promissory estoppel and equitable estoppel. Infusion sought on all claims compensatory damages allegedly in excess of $50,000, reasonable attorneys fees and costs, an accounting, and a disgorgement of fees and profits, and on its fraud claim Infusion additionally sought punitive damages in excess of $50,000. The parties settled the lawsuit on April 23, 1998 by the Company's payment of $10,000 to Infusion and the Company's provision to Infusion of a warrant to purchase 37,500 shares of common stock (the "Common Stock") of the Company, par value $.0001 per share, exercisable for three years from April 23, 1998 at $4.87 per share.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The executive officers and directors of the Company are as follows:


NAME                        AGE            POSITION
----                        ---            --------
David E. Y. Sarna1          48             Chairman, Secretary and Director
George J. Febish(1)         49             President, Treasurer and Director
Daniel E. Ryan(1)(2)(3)(4)  50             Director
Gunther L. Less(2)(4)       67             Director

----------------
1 Member of Executive Committee.
2 Member of Audit Committee.
3 Member of Compensation Committee.
4 Member of Stock Option Plan Committee

           David E. Y. Sarna together with Mr. Febish founded the Company in 1990. Mr. Sarna has been the Chairman, Co- Chief Executive Officer, Secretary and a director of the Company since December 1990. He has also been, since 1994, a Contributing Editor of Datamation magazine. Prior to co-founding the Company, Mr. Sarna founded Image Business Systems Corporation, a computer software development company, in 1988. Prior to founding Image Business Systems Corporation, Mr. Sarna was formerly Executive Vice-President and a co-founder of International Systems Services Corp., a computer software company that developed ISS Three(TM). From 1976 to 1981, Mr. Sarna was employed by Price Waterhouse & Co., as a management consultant, beginning as a senior consultant and rising to the position of senior manager. From 1970 to 1976 Mr. Sarna was employed by IBM Corporation in technical and sales positions. Mr. Sarna began his professional career at Honeywell in 1968. Mr. Sarna holds a BA degree from Brandeis
University and did graduate work at the Technion - Israel Institute of Technology. Mr. Sarna is a Certified Systems Professional and a Certified Computer Programmer. He is the co-author, with Mr. Febish, of PC Magazine Windows Rapid Application Development (published by Ziff- Davis Press in 1994), several other books and over 50 articles published in professional magazines. Mr. Sarna is also the co-inventor of patented software for the recognition of bar-codes.

           George J. Febish together with Mr. Sarna founded the Company in 1990. Mr. Febish has been the President, Co-Chief Executive Officer, Treasurer and a director of the Company since December 1990. He has also been, since 1994, a Contributing Editor of Datamation magazine. Prior to co-founding the Company, Mr. Febish was Executive Vice President and Chief Operating Officer of Image Business Systems Corporation, a computer software development company, from 1988 to 1990. Prior to joining Image Business Systems Corporation, Mr. Febish was the Director of Marketing at ISS, a computer software company that developed ISS Three(TM). Prior to joining ISS, Mr. Febish was the Eastern Regional Sales Manager for Bool & Babbage. In 1970, Mr. Febish began his professional career with New York Life Insurance Company. Mr. Febish holds a BS degree from Seton Hall University. He is the co-author, with Mr. Sarna, of PC Magazine Windows Rapid Application Development and the author of numerous published articles.

           Daniel E. Ryan has been a director since 1991. Mr. Ryan has been employed by New York Life Insurance Company since July, 1965 where, since 1981, he has held the title of Corporate Vice President. Mr. Ryan is the head of the Service Center Development of New York Life Insurance Company's Information
Systems organization. Mr. Ryan holds an MBA in Computer Science from Baruch College and a BS/BA in Industrial Management from Manhattan College. Mr. Ryan is a Certified Systems Professional.

           Gunther L. Less has been a director of the Company since December 1996. Mr. Less owns and operates GLL TV Enterprises, through which he has acted as the producer and host of "Journey to Adventure," a travel-documentary show that has appeared in syndication on broadcast and cable television networks for over 35 years. He also acts as a special media consultant to the airline industry and has held various executive and consulting positions in the travel industry, including as an Agency Manager for American Express, President of Planned Travel, Inc., a subsidiary of Diners Club, Inc., System Sales and Marketing Manager for Avis Rent-A-Car and Manager-External Affairs for Olympic Airways and personal consultant to the late Aristotle Onassis, and consultant to Hyatt International Corporation. He is also a past president of the American Association of Travel Editors. Mr. Less is the designee of Renaissance Financial Securities Corporation ("Renaissance"), the underwriter of the Company's securities in the initial public offering completed in November 1996 (the "Public Offering").

           The Company's officers are elected annually and serve at the discretion of the Board of Directors for one year subject to any rights provided in employment agreements. Certain employment agreements are described below under "Executive Compensation - Employment Agreements".

           Section 16(a) of the Securities Exchange Act of 1934 (the "Act"), as amended, requires the Company's Executive Officers and Directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Act to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and NASDAQ, and to furnish the Company with copies of such reports. To the Company's knowledge, all Section 16(a) filing requirements applicable to such Officers, Directors and owners of over 10% of the Company's equity securities registered under the Act, during the year ended December 31, 1997, have been satisfied.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

           During the fiscal year ended December 31, 1997, the Board of Directors held two meetings and took certain actions on seven other occasions by written consent. During such year, no director attended fewer than 75 percent of the aggregate of (i) the number of meetings of the Board of Directors held during the period he served on the Board, and (ii) the number of meetings of committees of the Board of Directors held during the period he served on such committees.

           The Stock Option Committee was composed of Mr. Daniel E. Ryan. The function of this committee is to administer the Company's 1996 Stock Option Plan (the "1996 Plan"). The Stock Option Committee met once during fiscal 1997.

           The Compensation Committee, composed of Mr. Daniel E. Ryan, has authority over the salaries, bonuses and other compensation arrangements of the executive officers of the Company, and it also has the authority to examine, administer and make recommendations to the Board of Directors with respect to benefit plans and arrangements (other than the stock option plans which are administered by the Stock Option Committee) of the Company. The Compensation Committee met twice during fiscal 1997.

           From January 1, 1997 through March 22, 1997, the Audit Committee during fiscal 1997 was composed of Mr. Daniel E. Ryan and Mr. Julius Goldfinger. On March 22, 1997 Mr. Goldfinger resigned as a member of the Board of Directors and of the Audit Committee. Until February 19, 1998 there was a vacancy on the Audit Committee, and at which time Mr. Gunther L. Less was appointed as a member of the Audit Committee. The Audit Committee's function is to nominate independent auditors, subject to approval by the Board of Directors, and to examine and consider matters related to the audit of the Company's accounts, the financial affairs and accounts of the Company, the scope of the independent auditors' engagement and their compensation, the effect on the Company's financial statements of any proposed changes in generally accepted accounting principles, disagreements, if any, between the Company's independent auditors and management, and matters of concern to the independent auditors resulting from the audit, including the results of the independent auditors' review of internal accounting controls. The Audit Committee met once during fiscal 1997.

           The Board of Directors has no standing nominating committee.

NON-EMPLOYEE DIRECTORS' COMPENSATION

           Until March 1996, non-employee directors of the Company received no compensation for attendance at Board meetings or committee meetings of the Board; however, each non-employee director was reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings or other Company business.

           In March 1996 the Board of Directors adopted the 1996 Plan pursuant to which each non-employee director of the Company on the date the 1996 Plan was approved by Stockholders, was granted an option to purchase 10,000 shares of Common Stock. Thereafter when each non-employee director first becomes a director, such individual is granted an option to purchase 10,000 shares of Common Stock. In addition, immediately following each Annual Meeting of Stockholders at which directors are elected, each non-employee director of the Company and is then a director is granted an option to purchase an additional 5,000 shares of Common Stock (the "Formula Grants"). The exercise price of each share of Common Stock under any option granted to a non-employee director under the 1996 Plan shall be equal to the fair market value of a share of Common Stock subject to such option on the date of the grant.

           During the fiscal year ended December 1997, Gunther L. Less received an option to purchase 10,000 shares of Common Stock at a purchase price of $5.25 upon becoming a non-employee director on January 1, 1997. Following the 1997 Annual Meeting of Stockholders on May 14, 1997, Daniel E. Ryan and Mr. Less each received as a Formula Grant an option to purchase 5,000 shares of Common Stock at a purchase price of $5.25.

ITEM 10.  EXECUTIVE COMPENSATION

           The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for each other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1997 (the "Named Executive Officers") for services in all capacities to the Company during the last three fiscal years.

                         SUMMARY COMPENSATION TABLE (1)


                                       Annual Compensation
                                  -----------------------------
                                                                   Long-Term
                                                                  Compensation
                                                       Other       Awards(1)
Name and                                               Annual      Securities
Principal                                             Compen-      Underlying     All Other
Position                          Year   Salary(2)   sation (3)   Options/SARs  Compensation
--------                          ----   ------      ----------   ------------  ------------
David E.Y. Sarna, Chairman,       1997   $208,000        --          50,000          --
Secretary and Co-Chief            1996   $208,000        --          50,000          --
Executive Officer                 1995   $200,000        --            --            --


George J. Febish, President,      1997   $208,000        --          50,000          --
Treasurer and Co-Chief            1996   $208,000        --          50,000          --
Executive Officer                 1995   $200,000        --            --            --

----------------

(1) None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 1995, 1996 or 1997.

(2) Includes $107,220 that was accrued but not paid to each of Messrs. Sarna and Febish in 1995. At December 31, 1995, the total amount of compensation accrued but not paid to each of Messrs. Sarna and Febish, inclusive of prior years, was $195,844. Such amounts were subsequently paid in full, with $100,000 and $50,000 paid to each of Messrs. Sarna and Febish from the proceeds of a bridge loan offering of notes and warrants completed in June 1996 and an offering of units of Common Stock and warrants completed in August 1996, respectively, and the balance paid from operating revenues.

(3) As to each individual named, the aggregate amounts of personal benefits not included in the Summary Compensation Table do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

STOCK OPTIONS

         There were no grants of stock options nor stock appreciation rights ("SARs") to the Named Executive Officers during fiscal 1997. There were no stock option nor SAR exercises during fiscal 1997 and no SARs were outstanding at December 31, 1997.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment  agreement with each of David E.
Y. Sarna and George J. Febish, effective as of July 1, 1996, which expires on December 31, 2001. The employment agreements each provide for a current annual base salary of $208,000. Each of the employment agreements also provides for a bonus of 5% per annum of the Company's Earnings Before Depreciation, Interest, Taxes and Amortization. In addition, on an annual basis, the Board of Directors will consider paying an additional bonus to each of Messrs. Sarna and Febish that is based upon the increase in the Company's gross revenues, taking into account any increase in the Company's expenses. The annual base salary under the current agreements may be increased at the discretion of the Board of Directors. The agreements provide for (i) a severance payment of the base compensation and bonus of the prior full fiscal year and payment of all medical, health, disability and insurance benefits then payable by the Company for the longer of
(a) the remainder of the term of the employment agreement or (b) 12 months, as well as (ii) the base compensation and bonus accrued to the date of termination, upon the occurrence of (x) termination by the Company without cause, (y) termination by the employee for good reason or (z) a change in control of the Company, if the employee resigns after the occurrence of the such change in control. Each of the employment agreements limit the severance payments to an amount that is less than the amount that would cause an excise tax or loss of deduction under the rules relating to golden parachutes under the Internal Revenue Code.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 7, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers (as such term is herein defined) and (iv) all directors and executive officers of the Company as a group.



                                        Number of Shares of
Name and                                Common Stock
Address of                              Beneficially            Percentage
Beneficial Owners(1)                    Owned(2)                Ownership(3)
--------------------                    --------                ------------

David E. Y. Sarna (4) (5)                  792,500               18.95%

George J. Febish (4) (6)                   907,500                21.7%

Melvin Weinberg, Esq. (7)                  300,000                7.35%
c/o Parker Chapin Flattau &
Klimpl, LLP
1211 Avenue of the Americas
New York, New York  10036

Daniel E. Ryan (8)                          15,000                 *

Gunther L. Less (8)                         15,000                 *

All officers and directors as            1,730,000               40.11%
a group (4 persons) (3)(9)
-----------

*    Less than 1%.

(1) Unless otherwise indicated, the business address of each of the officers and directors is c/o ObjectSoft Corporation, Continental Plaza III, 433 Hackensack Avenue, Hackensack, New Jersey 07601.

(2) Unless otherwise noted, the Company believes that all persons named have sole voting and investment power with respect to all shares of Common Stock listed as owned by them.

(3) Each person's percentage interest is determined assuming that all options, warrants and convertible securities that are held by such person (but not by anyone else) and which are exercisable or convertible within 60 days have been exercised for or converted into Common Stock.

(4) Includes, for each of Messrs. Sarna and Febish, immediately exercisable warrants to purchase 50,000 shares of Common Stock and immediately exercisable options to purchase 50,000 shares of Common Stock granted under the Company's 1996 Plan.

(5) Includes 150,000 shares held by The David E. Y. Sarna Family Trust ("Sarna Trust"), of which Rachel Sarna, the wife of Mr. Sarna, and Melvin Weinberg, Esq. are the trustees. The children of Mr. and Mrs. Sarna are the sole beneficiaries. Mr. Sarna disclaims beneficial ownership of the shares held by the Sarna Trust.

(6) Includes 150,000 shares held by The George J. Febish Family Trust ("Febish Trust"), of which Janis Febish, the wife of Mr. Febish, and Melvin Weinberg, Esq. are the trustees. The children of Mr. and Mrs. Febish are the sole beneficiaries. Mr. Febish disclaims beneficial ownership of the shares held by the Febish Trust.

(7) Melvin Weinberg, Esq., by virtue of his shared dispositive power as a trustee over the shares of Common Stock held by both the Sarna Trust and the Febish Trust (collectively the "Family Trusts"), may be deemed a beneficial owner of a total of 300,000 shares of Common Stock, representing the aggregate share holdings of the Family Trusts. The Sarna Trust was set up by Mr. Sarna for the benefit of his children. Mr. Weinberg and Mrs. Sarna are trustees of the Sarna Trust and share dispositive power with respect to the shares of Common Stock owned by the Sarna Trust, but Mrs. Sarna has the sole voting power with respect to such shares. The Febish Trust was set up by Mr. Febish for the benefit of his children. Mr. Weinberg and Mrs. Febish are trustees of the Febish Trust and share dispositive power with respect to the shares of Common Stock owned by the Febish Trust, but Mrs. Febish has the sole voting power with respect to such shares. Mr. Weinberg disclaims beneficial ownership of the shares of Common Stock held by the Family Trusts.

(8) Includes, for each of Messrs. Ryan and Less, immediately exercisable stock options to purchase 15,000 shares of Common Stock granted under the Company's 1996 Plan.

(9) Includes 130,000 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock options and 100,000 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable warrants.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EXTENSION OF EXPIRATION DATES OF CERTAIN WARRANTS

           Messrs. Sarna and Febish received certain warrants (the "Warrants ") to purchase 50,000 shares of Common Stock, exercisable until April 30, 1998. The Company extended the exercise date of the Warrants to April 30, 2000 in consideration of their waiver of the registration rights with respect to the Company's 1996 Public Offering and their agreement to enter into an 18 month lock-up agreement with Renaissance.

LOAN TO OFFICER

           On January 2, 1997 the Company extended to Mr. Sarna a loan in the amount of $440,000 (the "Loan "). The Loan was approved by the Board of the Directors of the Company, with Mr. Sarna abstaining. Subsequently, the Board of Directors, with Mr. Sarna abstaining, unanimously agreed to extend the maturity date of the Loan from November 30, 1997 to May 31, 1998. Mr. Sarna utilized the funds for a block purchase of 80,000 shares of the Company's Common Stock from the market maker, who was also the underwriter of the Public Offering, in an open market transaction. In March 1998, Mr. Sarna executed a Security Agreement in favor of the Company in which he pledged as collateral for the Loan certain contract rights to receive an option to acquire certain marketable securities.

                                    SIGNATURE
                                    ---------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OBJECTSOFT CORPORATION



                                         By:  /s/ David E. Y. Sarna
                                            ------------------------------------
                                            David E. Y. Sarna
                                            Chairman, Co-Chief Executive Officer


Dated: April 29, 1998