Form 10QSB
period 1998-03-31
OBJECTSOFT CORP
filed 1998-05-15
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1998

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

Class                                           May 12, 1998

Common Stock, $.0001 par value                  4,082,676
Redeemable Class A Warrants                     1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

                           OBJECTSOFT CORPORATION



                                    INDEX


                                                                        Page #
Part I.           Financial Information

 Item 1.          Financial statements

                  Condensed Balance Sheets-                                    1
                           March 31, 1998 and December 31, 1997

                  Condensed Statements of Operations
                           Three Months Ended March 31, 1998
                           and 1997                                            2

                  Condensed Statements of Cash Flows
                           Three Months Ended March 31, 1998
                           and 1997                                            3


                  Notes to Condensed Financial Statements                      4

 Item 2.          Management's Discussion and Analysis
                  or Plan of Operation                                         5

Part II           Other Information

          Item 2.          Changes in Securities and Use of Proceeds           8

          Item 5.          Other information                                   8

          Item 6.          Exhibits and reports on Form 8-K                   10

Signatures                                                                    11

Exhibit index                                                                 12

 Exhibit 27  Article 5 Financial Data Schedule                                13

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- MARCH 31, 1998 (Unaudited)
AND DECEMBER 31, 1997
                                           March       December
                                         31, 1998      31, 1997
                                        -----------   -----------
        ASSETS
Current assets:
   Cash and cash equivalents              $112,758      $209,455
   Marketable securities                   332,235       915,938
   Accounts receivable                     196,864       364,859
   Prepaid expenses and other
        current assets                     250,957       235,150
   Notes  receivable-
        officer/ shareholder               440,000       440,000
   Note receivable - other                  16,640        25,000
                                        -----------   -----------
   Total current assets                  1,349,454     2,190,402
Equipment, at cost, net of
   accumulated depreciation                346,856       384,071
Capitalized software                        81,990        78,231
Other assets                                70,847        70,847
                                        -----------   -----------
T O T A L                               $1,849,147    $2,723,551
                                        ===========   ===========
        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                $8,873        $8,686
   Current portion of obligations
        under capital lease                 16,667        27,348
   Accounts payable                        136,597       296,658
   Accrued expenses                        106,954        84,560
   Other current liabilities                 5,398         2,163
                                        -----------   -----------
Total current liabilities                  274,489       419,415
                                        -----------   -----------
Long-term debt                               3,122         5,413
Obligations under capital lease             23,907        25,475
                                        -----------   -----------
Total Liabilities                          301,518       450,303
                                        -----------   -----------
        STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; authorized
   20,000,000 shares; issued and
   outstanding 4,082,676  shares               408           408
Additional paid-in capital               6,942,862     6,942,862
Accumulated deficit                     (5,395,641)   (4,670,022)
                                        -----------   -----------
   Total stockholders' equity            1,547,629     2,273,248
                                        -----------   -----------
T O T A L                               $1,849,147    $2,723,551
                                        ===========   ===========
                                    -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 1998 AND MARCH 31, 1997
UNAUDITED


                                        Three Months Ended March 31,
                                              1998      1997 *
                                        -----------   -----------
Revenues:
   Development and training                $15,166       $47,529
   Rental income                            29,125        90,270
                                        -----------   -----------
        Total revenues                      44,291       137,799
                                        -----------   -----------

Expenses:
   Cost of Service:
      Development and training              49,430        88,527
      Rentals                              133,926       130,935
   Research and development                147,340        98,615
   General and administrative              468,812       424,753
                                        -----------   -----------

        Total expenses                     799,508       742,830
                                        -----------   -----------

        Loss from operations              (755,217)     (605,031)
                                        -----------   -----------
Other income(expense):
   Realized and unrealized gain(loss) on
      marketable securities                 (1,846)
   Interest and dividend income             34,371        36,126
   Interest expense                         (2,927)       (3,720)
                                        -----------   -----------
        Total other income (expense)        29,598        32,406
                                        -----------   -----------

NET (LOSS)                               ($725,619)    ($572,625)
                                        -----------   -----------


BASIC AND DILUTED NET (LOSS) PER SHARE      ($0.18)       ($0.14)
                                        ===========   ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       4,082,676     4,036,110
                                        ===========   ===========


* Reclassified to conform to current year's presentation and restated to properly reflect interest income.

                                                    -2-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
UNAUDITED
                                                   Three Months Ended March 31
                                                            1998           1997
                                                      -----------   ------------
Cash flows from operating activities:
Net (loss)                                             ($725,619)     ($513,965)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                          81,825         78,366
   Changes in operating assets and liabilities:
        liabilities:
   (Increase) decrease in:
        Marketable securities                            583,703     (2,000,000)
        Accounts receivable                              167,995        (70,690)
        Other current assets                             (15,807)       (98,987)
        Note receivable- other                             8,360
        Other assets                                                     14,898
   Increase (decrease) in:
        Accounts payable                                (160,061)       143,102
        Accrued expenses and
                 other liabilities                        25,629        (19,757)
                                                      -----------   ------------
Net cash used in operating activities                    (33,975)    (2,467,033)
                                                      -----------   ------------
Cash flow from investing activities:
Capital expenditures                                     (23,869)       (79,026)
Capitalized software and courseware                      (24,500)       (13,780)
Increase in notes and loan
   receivable officer shareholder                                      (637,500)
                                                      -----------   ------------
Net cash (used in) investing activities                  (48,369)      (730,306)
                                                      -----------   ------------
Cash flow from financing activities
Proceeds from exercise of warrants
   and issuance of 39,000 shares                                         39,000
Principal payments on obligations
   under capital leases                                  (12,249)        (7,635)
Repayment of long-term debt                               (2,104)
                                                      -----------   ------------
Net cash provided by financing activities                (14,353)        31,365
                                                      -----------   ------------

NET (DECREASE) IN CASH                                   (96,697)    (3,165,974)

Cash, beginning of period                                209,455      4,039,358
                                                      -----------   ------------
Cash, end of period                                     $112,758       $873,384
                                                      ===========   ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                                     $2,927         $3,720
                                                      ===========   ============
                                          -3-

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Registration Statement and Prospectus and Form 10-KSB (for the year ended
December 31, 1997) as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.

Note C - Subsequent Events

On May 13, 1998 (the "Subscription Date"), the Company entered into a Private Equity Line of Credit Agreement (the "Agreement") with several investors (the "Investors") which provides for a commitment to fund up to $7,100,000 to the Company.
On the Subscription Date the Investors purchased 444,444 shares of the Company's Common Stock (the "Initial Shares") and received
Warrants to purchase an aggregate of 18,000 shares of Common Stock for $900,000. The agreement also provides, subject to the fulfillment of various conditions, for the Investors to purchase 6% Series C Convertible Preferred Stock for $1,200,000. The shares are to be issued in two parts within 120 days after the registration of the Initial Shares.

In addition, the Company may from time to time, subject to the fulfillment of various conditions, offer the Investors to purchase additional common stock at 85% of the Market Price as defined in the agreement, which could potentially produce proceeds of up to $5,000,000.

On a proforma basis, assuming the Subscription Date were March 31, 1998, and the Initial Shares were issued as of such date, total stockholders equity would have been approximately $2,447,600.

OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Item 2

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements.
These risks and uncertainties include but are not limited to: historical and potential future operating losses; uncertainty of additional financing; limited operating history; accumulated deficit; recent establishment of new business divisions; recent change of operating focus; dependence on new untested product; risks related to consulting and training services; uncertainty of product development;
vulnerability to technological factors; the uncertainty of market acceptance of the Company's product; competition; possible difficulty in complying with government contract requirements; dependence on certain third parties and on the Internet; limited customer base; risk of potential manufacturing difficulties; risk of requirements to comply with government regulations; potential liability for information and content disseminated throughout the network; dependence on key personnel and proprietary technology; risk of system failure, security risks and liability risks; the Company's vulnerability to rapid industry change and technological obsolescence; the limited nature of its product life; the unproven status of the Company's products in widespread commercial use, including the risks that the Company's current and future products may contain errors that would be difficult to detect and correct;
uncertainties with respect to the Company's business strategy; general economic conditions, and other risks described in the Company's Form 10KSB for the fiscal year ended December 31, 1997, and in the Company's
Prospectus dated October 22, 1997.

Results of Operations
Three Months Ended March 31, 1998 Compared With Three
Months Ended March 31, 1997

The results of operations for the three months ended
March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1998.

Net revenues decreased by $93,508 or 68% to $44,921 for the three months ended March 31, 1998 over net revenues of $137,799 for the three months ended March
31, 1997. Development and training revenue decreased by $32,363 or 68% to $15,166 from $47,529. Rental income decreased by $61,145 or 68% to $29,125 from $90,270. The Company's decreased revenues from development and training resulted from redirection of the Company's resources to transactional fee-based products and services. The decrease in rental income was due to the completion of the original contract with the City of New York, and an extension with the City of New York which resulted in a reduction in the the rental of five kiosks from $30,090 to $9,700 per month, through June 30, 1999, which will be used to recover the incremental costs associated with providing services for the extended period.

Cost of services for development and training decreased by $39,097 or 44% to $49,430 for the three months ended March 31, 1998 from $88,527 for the three months ended March 31, 1997, due to the redirection of the Company's resources to transactional fee-based products. Cost of services for rentals increased by $2,991 or 2% to $133,926 for the three months ended
March 31, 1998 from $130,935 for the three months ended March 31, 1997, due to normal increases in expenses.

Research and development expenses increased by $48,725 or 49% to $147,340 for the three months ended March
31, 1998 from $98,615 for the three months ended March
31, 1997, due to an increase in personnel devoted to research and development in connection with the Company's expansion into San Francisco.

General and administrative expenses increased by $44,059 or 10% to $468,812 for the three months ended
March 31, 1998 from $424,753 for the three months ended March 31, 1997, due principally to increases in personnel expenses.

Other income decreased by $2,808 or 9% to $29,598 for the three months ended March 31, 1998, from $32,406 for the three months ended March 31, 1997, due to lower investments offset by higher return on current investments.

The net loss increased by $152,994 or 27% to $725,619 for the three months ended March 31, 1998 from $572,625 for the three months ended March 31, 1997, due to lower revenues due to the renegotiatiog of the New York City contract and an increase in research and development expenses.

Liquidity and Capital Resources

For the three months ended March 31, 1998 the Company incurred a net loss of $725,619. The accumulated deficit increased to $5,395,641as the Company continues to incur operating losses as expenses exceed revenue. The Company had working capital of $1,074,965 as of March 31, 1998 as compared to $1,770,987 as of December 31, 1997, or a decrease of $696,022. Capital expenditures and capitalized software amounted to $48,369.

The rate of inflation was insignificant during the quarter ended March 31, 1998. The Company continually reviews its costs in relation to the pricing of its products and services.

On May 13, 1998 (the "Subscription Date"), the Company entered into a Private Equity Line of Credit Agreement
(the "Agreement") with several investors (the
"Investors") which provides for a commitment to fund up to $7,100,000 to the Company. On the Subscription
Date the Investors purchased 444,444 shares of the Company's Common Stock (the "Initial Shares") and received Warrants to purchase an aggregate of 18,000 shares of Common Stock for $900,000. The agreement also provides, subject to the fulfillment of various conditions, for the Investors to purchase 6% Series
C Convertible Preferred Stock for $1,200,000. The shares are to be issued in two parts within 120 days after the registration of the Initial Shares.

In addition, the Company may from time to time, subject to the fulfillment of various conditions, offer the Investors to purchase additional common stock at 85% of the Market Price as defined in the agreement, which could potentially produce proceeds of up to $5,000,000.

The Company anticipates that its existing working capital will be sufficient to fund its operations at least through June 30, 1999.

                       PART II
                  OTHER INFORMATION


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

  The following information updates the information contained in Form SR. From February 28, 1997 (the period of the Form SR) through March 31, 1998,
$2,305,100 of the net offering proceeds to the Company has been used for further expansion of SmartStreet [TM] and related operations and for general corporate purposes, additionally $250,000 was loaned to InteractiVisions, Inc. in connection with a potential acquisition which acquisition was later abandoned, in the form of direct or indirect payments to others, and $445,000 remain in cash and temporary investments.

Item 5.    Other Information

     On May 13, 1998 (the "Subscription Date"),the
Company entered into a Private Equity Line of Credit
Agreement (the Agreement") with several investors
(the "Investors") which provides for a commitment to fund up to $7,100,000 to the Company. On the Subscription Date the Investors purchased 444,444 shares of the Company's Common Stock (the "Initial
Shares") and received Warrants to purchase an aggregate of 18,000 shares of Common Stock for $900,000. The Company agreed to promptly file a Registration Statement under the Securities Act of
1933, as amended, registering shares of the Company's Common Stock issuable in connection with the transactions contemplated by the Agreement (the
"Registration Statement"). The purchasers of the Common Stock received certain reset rights which provide that the purchase price of the Initial
Shares is subject to repricing ("Repricing"), half of the Initial Shares on the date the Registration
Statement is declared effective by the Securities and Exchange Commission (the "Effective Date") and the other half 30 days thereafter. The Investors will receive the benefit of such Repricing in the form of additional shares of Common Stock. In addition, the Company has received certain repurchase rights with regard to the Common Stock in the event the closing bid price of the Common Stock falls below $1.50 per share.

     Certain of the transactions contemplated by the Agreement are subject to the Company obtaining shareholder approval for the issuance of 20% or more of its Common Stock, as required by the rules of the NASD. If shareholder approval is not obtained, the benefit of the Repricing, if any, to the extent restricted by the failure to obtain such approval, will be paid to the Investors in cash instead of in additional shares of Common Stock.

     The Agreement also provides for the purchase of Series C Convertible Preferred Stock, bearing dividends at an annual rate of 6% (the "Preferred
Stock") for an aggregate purchase price of $1,200,000.The Agreement provides that the Preferred
Stock will be issued in two traunches of $600,000 each: the first will be funded 30 days from the Effective Date and the second will be funded 90 days from the Effective Date. The Preferred Stock, including accrued dividends, would be convertible into shares of the Company's Common Stock at a price equal to the lesser of (x) the average closing bid price of the Company's Common Stock for the five-day trading period ending on the day prior to the date of conversion times 85% or (y) the average closing bid prices of the Company's Common Stock over the five day trading period preceding the closing of the first traunch of Preferred Stock. The Company has the option of terminating the Preferred Stock portion of the funding at any time but no later than 20 days after the Effective Date. The Preferred
Stock, including all accrued dividends, will automatically convert into Common Stock on the second anniversary of the closing of each traunch of the Preferred Stock.

      In addition, subject to the satisfaction of certain conditions, the Company may, from time to time, put (each, a "Put") to the Investors Common
Stock, potentially producing proceeds of up to $5,000,000 (the "Equity Line of Credit"). The price per share per Put will equal 85% of the Market Price
(defined as the average closing bid prices of the Company's Common Stock over the five-day trading period beginning three trading days prior to a Put and ending on the trading day following a Put) of the Common Stock as of the date the Company delivers notice of the Put to the Investors. The Investors have received Warrants to purchase an aggregate of 30,000 shares of Common Stock in consideration of their commitment to enter into the Equity Line of Credit and will receive Warrants to purchase up to an aggregate of 24,000 shares on the completion of the purchase of the Preferred Stock. The Warrants are exercisable for five years at an exercise price of between 120% and 125% of either the closing bid price of the Common Stock preceding the Subscription
Date or the average closing bid price of the Common
Stock over the five trading days preceding the Subscription Date.

     The Investors have agreed not to own, at any time, in excess of 4.95% of the outstanding shares of Common Stock of the Company.

     On the Subscription Date, the Company paid the placement agent a fee of 5% in cash of the purchase price of the Initial Shares in connection with the placement of the Initial Shares and 37,778 shares of Common Stock and warrants to purchase up to an aggregate of 9,000 shares of Common Stock. Upon the completion of the purchase of the Preferred Stock, the Company has agreed to pay the placement agent 3% of the purchase price of the Preferred Stock in cash and 4% of the purchase price of the Preferred Stock in Preferred Stock. With regard to the Equity Line of Credit, the Company has agreed to pay the placement agent an amount equal to 6% of the gross proceeds collected upon exercise of each Put. In addition the Placement Agent is entitled to reimbursement of a portion of legal fees and expenses incurred.


Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits -
               Exhibit 27- Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed no reports on Form
               8-K during the quarter ended
               March 31, 1998.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OBJECTSOFT CORPORATION


                         BY   /s/ David E.Y. Sarna
                              David E. Y. Sarna, Co-Chief
                              Executive Officer and
                              Secretary

Date:    May 15, 1998

                   OBJECTSOFT CORPORATION

                         Exhibit Index



      Exhibit Number                             Page #

         27        Financial Data Schedule          13