Form 10QSB
period 1998-06-30
OBJECTSOFT CORP
filed 1998-08-14
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended June 30, 1998

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                                August 13, 1998

Common Stock, $.0001 par value                         4,564,898
Redeemable Class A Warrants                            1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

           OBJECTSOFT CORPORATION



                    INDEX


                                     Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-                           1
           June 30, 1998 and December 31, 1997

        Condensed Statements of Operations
           Three Months and the Six Months Ended
           June 30, 1998 and 1997                           2

        Condensed Statements of Cash Flows
           for the Six Months Ended
           June 30, 1998 and 1997                           3


        Notes to Condensed Financial Statements             4

 Item 2. Management's Discussion and Analysis
         or Plan of Operation                               5

Part II Other Information

 Item 2.  Changes in Securities and Use of Proceeds        10

 Item 6. Exhibits and reports on Form 8-K                  10

Signature                                                  11

Exhibit Index                                              12

 Exhibit 27  Article 5 Financial Data Schedule             13

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED  BALANCE  SHEETS -- JUNE 30, 1998 (Unaudited)
AND  DECEMBER 31, 1997
                                             June          December
                                           30, 1998        31, 1997
                                         ------------    ------------
        ASSETS
Current assets:
   Cash and cash equivalents                $434,210        $209,455
   Marketable securities                      99,000         915,938
   Accounts receivable                       249,032         364,859
   Prepaid expenses and other
        current assets                       228,689         235,150
   Notes  receivable-
        officer/ shareholder                 440,000         440,000
   Note receivable - other                                    25,000
                                         ------------    ------------
   Total current assets                    1,450,931       2,190,402
Equipment, at cost, net of
   accumulated depreciation                  478,258         384,071
Capitalized software                          59,413          78,231
Other assets                                  18,747          70,847
                                         ------------    ------------
T O T A L                                  2,007,349      $2,723,551
                                         ============    ============
        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                  15,806          $8,686
   Current portion of obligations
        under capital lease                    6,788          27,348
   Accounts payable                          135,873         296,658
   Accrued expenses                          126,436          84,560
   Other current liabilities                   5,039           2,163
                                         ------------    ------------
Total current liabilities                    289,942         419,415

Long-term debt                                20,489           5,413
Obligations under capital lease               22,270          25,475
                                         ------------    ------------
Total Liabilities                            332,701         450,303
                                         ------------    ------------
        STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; authorized
   20,000,000  shares;  issued and
   outstanding 4,082,676 shares
   at December 31, 1997,  and 4,564,898
   shares at June 30, 1998                       456             408
Additional paid-in capital                 7,772,721       6,942,862
Accumulated deficit                       (6,098,529)     (4,670,022)
                                         ------------    ------------
   Total stockholders' equity              1,674,648       2,273,248
                                         ------------    ------------
T O T A L                                 $2,007,349      $2,723,551
                                         ============    ============

                                      -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND THE SIX MONTHS ENDED JUNE  30, 1998 AND JUNE 30, 1997
UNAUDITED

                                           Three Months Ended           Six Months Ended
                                             June 30       June 30        June 30        June 30
                                              1998          1997 *          1998         1997 *
                                           -----------   ------------   ------------   -----------
Sales and services income                $     59,411  $     152,142  $     103,702  $    289,941
                                           -----------   ------------   ------------   -----------

Expenses:
   Cost of sales and services income          178,355        205,196        361,711       424,658
   Research and development                   152,701        188,993        300,041       287,608
   General and administrative                 435,781        461,030        904,593       885,783
                                           -----------   ------------   ------------   -----------

        Total expenses                        766,837        855,219      1,566,345     1,598,049
                                           -----------   ------------   ------------   -----------

        Loss from operations                 (707,426)      (703,077)    (1,462,643)   (1,308,108)
                                           -----------   ------------   ------------   -----------
Other income(expense):
   Realized and unrealized gain(loss) on
      marketable securities                    (5,089)                       (6,935)
   Interest and dividend income                12,835         48,546         47,206        84,672
   Interest expense                            (3,248)        (3,248)        (6,135)       (6,968)
   Provision for loss on loan receivable            0       (150,000)                    (150,000)
                                           -----------   ------------   ------------   -----------
        Total other income (expense)            4,498       (104,702)        34,136       (72,296)
                                           -----------   ------------   ------------   -----------

NET (LOSS)                               $   (702,928) $    (807,779) $  (1,428,507) $ (1,380,404)
                                           ===========   ============   ============   ===========


BASIC AND DILUTED NET (LOSS) PER SHARE   $      (0.16) $       (0.20) $       (0.34) $      (0.34)
                                           ===========   ============   ============   ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          4,337,035      4,065,632      4,210,558     4,050,952
                                           ===========   ============   ============   ===========

* Reclassified to conform to current year's presentation

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 - (UNAUDITED)
                                                       SIX MONTHS ENDED JUNE 30,
                                                           1998       1997
                                                      -----------   ------------
Cash flows from operating activities:
Net (loss)                                            (1,428,507)    (1,380,404)
Adjustments to reconcile net loss to net
       cash (used in) operating activities:
   Depreciation and amortization                         180,677        159,665
   Provision for loss on loan receivable                                150,000
   Stock options issued for services rendered                             4,000
   Changes in operating assets and liabilities:
   (Increase)in accounts receivable                      115,827       (195,869)
   Decrease in other current assets                        6,461         36,389
   Decrease in note receivable- other                     25,000
   (Increase)decrease in other assets                     52,100         29,789
   Increase in accounts payable                         (160,785)        73,919
   (Decrease) in accrued expenses and
        other liabilities                                 44,752        (11,505)
                                                      -----------   ------------
Net cash used in operating activities                 (1,164,475)    (1,134,016)
                                                      -----------   ------------
Cash flow from investing activities:
Capital expenditures                                    (224,292)       (83,890)
Capitalized software and courseware                      (31,754)       (27,162)
Investment in marketable securities                      816,938     (2,123,982)
Loan receivable Interactivisions,Inc.                                  (250,000)
Increase in notes receivable officer shareholder                       (440,000)
                                                      -----------   ------------
Net cash (used in) investing activities                  560,892     (2,925,034)
                                                      -----------   ------------
Cash flow from financing activities
Proceeds from issuance of stock in
   private placement                                     829,907
Proceeds from exercise of warrants
   and issuance of 59,000 shares                                         59,000
Principal payments on obligations
   under capital leases                                  (23,765)
Proceeds from long-term debt                              22,196
                                                      -----------   ------------
Net cash provided by financing activities                828,338         59,000
                                                      -----------   ------------
NET INCREASE (DECREASE) IN CASH                          224,755     (4,000,050)
Cash, beginning of period                                209,455      4,039,358
                                                      -----------   ------------
Cash, end of period                                      434,210        $39,308
                                                      ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense paid                                      6,135         $3,248
                                                      ===========   ============

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB (for the year ended December 31, 1997) as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.

OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: historical and potential future operating losses; uncertainty of additional financing; limited operating history; accumulated deficit; recent establishment of new business divisions; recent change of operating focus; dependence on new untested product; risks related to consulting and training services; uncertainty of product development; vulnerability to technological factors; year 2000 problem; the uncertainty of market acceptance of the Company's product; competition; possible difficulty in complying with government contract requirements; dependence on certain third parties and on the Internet; limited customer base; risk of potential manufacturing difficulties; risk of requirements to comply with government regulations; potential liability for information and content disseminated throughout the network; dependence on key personnel and proprietary technology; risk of system failure, security risks and liability risks; the Company's vulnerability to rapid industry change and technological obsolescence; the limited nature of its product life; the unproven status of the Company's products in widespread commercial use, including the risks that the Company's current and future products may contain errors that would be difficult to detect and correct; uncertainties with respect to the Company's business strategy; NASDAQ maintenance requirements; possible delisting of securities from NASDAQ, penny stock regulations; general economic conditions, and other risks described elsewhere herein and in the Company's Form 10-KSB for the fiscal year ended
December 31, 1997 and in the Company's Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 12, 1998.

Results of Operations
Three Months and Six Months Ended June 30, 1998 Compared With Three Months and Six Months Ended June 30, 1997

The results of operations for the six months and three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1998.

Net sales and services income for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, decreased by $92,731 or 61% to $59,411 from $152,142. Net sales and services income for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, decreased by $186,239 or 64% to $103,702 from $289,941.

The Company's decreased sales and services income resulted from a decrease in revenues from development and training due to the redirection of the Company's resources to transactional fee-based products and services. In addition, there was a decrease in rental income due to the completion of the original contract with the City of New York, and an extension with the City of New York which resulted in a reduction in the rental of five kiosks from $30,090 to $9,700 per month, through June 30, 1999, which will be used to recover the incremented costs associated with providing services for the extended period. The above decreases were offset by an increase in revenues due to the sale of equipment and revenues derived from advertising on the Company's kiosks.

Cost of sales and services for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, decreased by $26,841 or 13% to $178,355 from $205,196. Cost of services for the six months ended
June 30, 1998 as compared to the six months ended June 30, 1997, decreased by $62,947 or 15% to $361,711 from $424,658. The decreases were due to the redirection of the Company's resources to transactional fee-based products, which were offset by an increase in costs related to the sale of equipment and normal increases in expenses.

Cost of sales and services exceeded sales and services income due to fixed costs incurred in the sale and services of initial units installed in San Francisco, fixed costs associated with the sale of a small number of units, and set up costs incurred in generating initial advertising revenue. Management expects that as the number of installed kiosks will increase, the incremental costs as a percentage of sales will decline.
The ratio of costs to sales will therefore be more favorable.

Research and development expenses for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, decreased by $36,292 or 19% to $152,701 for the three months ended June 30, 1998 from $188,993 for the three months ended June 30, 1997. This was due to a decrease in personnel devoted to research and development in the second quarter of 1998.

Research and development expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased by $12,433 or 4% to $300,041 for the six months ended June 30, 1998 from $287,608 for the six months ended June 30, 1997. This was due to an increase in personnel devoted to research and development in the first quarter of 1998, in connection with the Company's expansion into San Francisco.

General and administrative expenses for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, decreased by $25,249 or 5% to $435,781 for the three months ended June 30, 1998 from $461,030 for the three months ended June 30, 1997. This was due principally to increases in personnel costs offset by decreases in professional fees. General and administrative expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased by $18,810 or 2% to $904,593 for the six months ended June 30, 1998 from $885,783 for the six months ended June 30, 1997. This was due principally to increases in personnel expenses in the first quarter of 1998.

Other income for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, increased by $109,200 or 104% to $4,498 for the three months ended June 30, 1998, from ($104,702) for the three months ended June 30, 1997. Other income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased by $106,432 or 147% to $34,136 for the six months ended June 30, 1998, from ($72,296) for the six months ended June 30, 1997. Investment income, in 1998, was lower than in 1997 due to the utilization of cash and investments to fund operations. Additionally, during 1997, other income was reduced as a result of the $150,000 provision for loss on a loan receivable.


The net loss for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, decreased by $104,851 or 13% to $702,928 for the three months ended June 30, 1998 from $807,779 for the three months ended June 30, 1997. This was due to lower revenues resulting from the renegotiation of the New York City contract offset by a provision for loss on loan receivable in 1997. The net loss for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased by $48,103 or 3% to $1,428,507 for the six months ended June 30, 1998 from $1,380,404 for the six months ended June 30, 1997. This was due to lower revenues due to the renegotiation of the New York City contract offset by a provision for loan receivable in 1997.


Liquidity and Capital Resources

The Company provides IPAT and Internet-based services. Beginning in mid-1994, the Company changed its focus from consulting and training services to transactional, fee-based and advertising-supported products and services. The Company's SmartStreet(TM) IPATs were introduced in July 1996. The Company has not recognized any significant income to date from the SmartStreet (TM) IPAT rentals. Although the Company anticipates that it will begin to recognize greater revenues from the SmartStreet (TM) IPATs during 1998, it cannot predict the actual timing or amount of such revenues.

For the six months ended June 30, 1998, the Company incurred a net loss of $1,428,507. The accumulated deficit increased to $6,098,529 as the Company continues to incur operating losses as expenses exceed revenue. The Company expects to report losses for the year ended December 31, 1998. To date, the Company has installed seven IPATs in the City of New York and thirteen IPATs in other locations and realized increased revenues from advertising on the kiosks. The Company will continue to incur substantial losses unless and until it significantly increases the number of IPATs placed in the City of New York and other locations, and realizes increased revenues from advertising. The Company has working capital of $1,160,989 as of June 30, 1998 as compared to $1,770,987 as of December 31, 1997, or a decrease of $609,998.
Capitalized   expenditures  and  capitalized  software  amounted  to $256,046.

On May 13, 1998 (the "Subscription Date"), the Company entered into the Financing Agreement with several investors (the "Investors") which provides for a commitment to fund up to $7,100,000 to the Company. On the Subscription Date the Investors purchased 444,444 shares of the Company's Common Stock (the "Initial Shares") and received Warrants to purchase an aggregate of 18,000 shares of Common Stock for $900,000. In connection with the Financing Agreement, the Company issued to the Placement Agent 37,778 shares of Common Stock and Warrant A to purchase an additional 9,000 shares. The Financing Agreement also provides, subject to the fulfillment of various conditions, for the Investors to purchase 6% Series C Convertible Preferred Stock for $1,200,000. The shares are to be issued in two parts within 120 days after the registration of the Initial Shares. In addition, the Company may from time to time, subject to the fulfillment of various conditions, offer the Investors to purchase additional common Stock at 85% of the Market Price as defined in the Financing Agreement, which could potentially produce proceeds of up to $5,000,000.

The Company's management believes that the combination of cash on hand and operating cash flow will provide sufficient liquidity to meet the Company's cash flow requirements at least until June 30, 1999.

The Company is actively seeking to expand its presence to New York City and also provide IPATs to other municipalities, states and government agencies and to organizations in the private sector. The Company is also working on a version of its SmartSign (TM) IPATs that can be sold to retail stores, and which the Company believes has the potential to be sold to certain national chains. The Company began deriving revenues from advertising in May 1998 from contracts signed March 1998, and the Company is endeavoring to increase the revenue base. In addition, the Company will seek to derive transaction fees in connection with the use of kiosks by the public to obtain documents or certain other services, although, so far, transaction revenues have been minimal. The amount of future transaction and advertising revenues, if any, will depend on user and advertiser acceptance of the IPATs.

The Company anticipates that its working capital requirements and its operating expenses will significantly increase should the Company expand production and sales of IPATs. The timing of increases of expenses, and the amount of the working capital consumed by operations, marketing and roll-out expenses, will impact the magnitude and timing of the Company's cash requirements. To meet any additional working capital needs, the Company intends to use funds from operations and to complete additional financing. Although the Company's management believes that additional funding arrangements are available, the execution of any such arrangements will depend on timing, market conditions and available terms. However, there can be no assurance that the Company can or will obtain sufficient funds from closing additional financing on terms acceptable to the Company.

The rate of inflation was insignificant during the quarter ended June 30, 1998. The Company continually reviews its cost in relation to the pricing of its products and services.


Year 2000 Issues

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates from the twentieth century dates. The Company uses software and related technologies that will be affected by the "Year 2000 problem." The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The Company believes that all of its major programs and hardware are Year 2000 compliant. The Company believes that it will not incur any significant costs between now and January 1, 2000 to resolve Year 2000 issues. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been designed to be Year 2000 compliant contains all necessary date code changes.

                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         The Company filed a Form SR (the "Form SR") with the Securities and Exchange Commission, dated February 20, 1997, reporting the sales of securities and use of proceeds therefrom in connection with the Company's Initial Public Offering in November 1996 (the "Public Offering"). The effective date of the registration statement filed in connection with the Public Offering was November 12, 1996, Commission file number 33-10519.

         The following information updates the information contained in Form SR. From February 28, 1997 (the period of the Form SB) through June 30, 1998, $3,000,100 of the net offering proceeds to the Company has been used for further expansion of SmartStreet (TM) and related operations and for general corporate purposes; additionally, $250,000 was loaned to InteractiVisions, Inc. in connection with a potential acquisition, which acquisition was later abandoned, and the loan was written off.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits -
                           Exhibit 27- Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The  Company  filed no reports on Form 8-K during the
               quarter ended June 30, 1998.

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


August 14, 1998

                             OBJECTSOFT CORPORATION

                                  Exhibit Index

Exhibit Number                              Page #

27       Financial Data Schedule            13