Form 10QSB
period 1998-09-30
OBJECTSOFT CORP
filed 1998-11-17
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE  SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1998

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                    November  13, 1998

Common Stock, $.0001 par value                4,564,898


Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

           OBJECTSOFT CORPORATION



                    INDEX

                                                                         Page #

Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-                                        1
           September 30, 1998 and December 31, 1997

        Condensed Statements of Operations
           Three Months and the Nine Months Ended
           September 30, 1998 and 1997                                   2

        Condensed Statements of Cash Flows
           for the Nine Months Ended
           September 30, 1998 and 1997                                   3


        Notes to Condensed Financial Statements                          4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                                             6

Part II Other Information
    Item 2.  Change in Securities and Use of Proceeds                   13

   Item 4.    Submission of Matters to a Vote of
                 Security Holders                                       13

   Item 5.    Other information                                         14

    Item 6.Exhibits and reports on Form 8-K                             14

Signature                                                               15

Exhibit index                                                           16

 Exhibit 27  Article 5 Financial Data Schedule                          17

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- SEPTEMBER 30, 1998 (Unaudited) AND DECEMBER 31, 1997
                                                 September        December
                                                  30, 1998        31, 1997
                                                ------------    ------------
        ASSETS
Current assets:
   Cash and cash equivalents                        $66,657        $209,455
   Marketable securities                            100,000         915,938
   Accounts receivable                              191,269         364,859
   Prepaid expenses and other
        current assets                              366,345         235,150
   Notes  receivable-
        officer/ shareholder                        440,000         440,000
   Note receivable - other                          151,333          25,000
                                                ------------    ------------
   Total current assets                           1,315,604       2,190,402
Equipment, at cost, net of
   accumulated depreciation                         436,608         384,071
Capitalized software                                 30,821          78,231
Other assets                                         22,174          70,847
                                                ------------    ------------
T O T A L                                         1,805,207      $2,723,551
                                                ============    ============

        LIABILITIES
Current liabilities
   Current portion of long-term debt                $10,265          $8,686
   Current portion of obligations
        under capital lease                          10,057          27,348
   Accounts payable                                 415,910         296,658
   Accrued expenses                                 211,019          84,560
   Other current liabilities                          8,018           2,163
                                                ------------    ------------
Total current liabilities                           655,269         419,415
                                                ------------    ------------

Long-term debt                                       17,205           5,413
Obligations under capital lease                      20,557          25,475
                                                ------------    ------------
Total Liabilities                                   693,031         450,303
                                                ------------    ------------
        STOCKHOLDERS' EQUITY
Preferred stock, $100 liquidating value,
   issued and outstanding 9,360 shares              936,000
Common stock, $.001 par value; authorized
   20,000,000 shares; issued and outstanding
   4,082,676 shares at December 31, 1997,
   and 4,564,898 at September 30, 1998                  456             408
Additional paid-in capital                        7,108,821       6,942,862
Accumulated deficit                              (6,933,101)     (4,670,022)
                                                ------------    ------------
   Total stockholders' equity                     1,112,176       2,273,248
                                                ------------    ------------
T O T A L                                        $1,805,207      $2,723,551
                                                ============    ============
                               -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND THE NINE MONTHS ENDED SEPTEMBER  30, 1998 AND SEPTEMBER 30, 1997
UNAUDITED

                                                        Three months ended                Nine Months Ended
                                                September 30    September 30    September 30   September 30
                                                    1998           1997 *          1998           1997 *
                                                ------------    ------------    -----------    ------------
Sales and services                            $      29,710   $     149,263   $    133,412   $     439,204
                                                ------------    ------------    -----------    ------------

Expenses:
   Cost of sales and services                       156,273         204,295        517,984         628,953
   Research and development                         135,304         175,167        435,345         462,775
   General and administrative                       503,282         396,206      1,407,875       1,281,989
                                                ------------    ------------    -----------    ------------

        Total expenses                              794,859         775,668      2,361,204       2,373,717
                                                ------------    ------------    -----------    ------------

        Loss from operations                       (765,149)       (626,405)    (2,227,792)     (1,934,513)
                                                ------------    ------------    -----------    ------------
Other income(expense):
   Realized and unrealized gain(loss) on
      marketable securities                           1,000                         (5,935)
   Interest and dividend income                      12,184          53,282         59,390         137,954
   Interest expense                                  (2,607)         (3,428)        (8,742)        (10,396)
   Provision for loss on loan receivable                            (50,000)                      (200,000)
                                                ------------    ------------    -----------    ------------
        Total other income (expense)                 10,577            (146)        44,713         (72,442)
                                                ------------    ------------    -----------    ------------

NET (LOSS)                                    $    (754,572)  $    (626,551)  $ (2,183,079)  $  (2,006,955)
                                                ============    ============    ===========    ============


BASIC AND DILUTED NET (LOSS) PER SH           $       (0.17)  $       (0.15)  $      (0.50)  $       (0.49)
                                                ============    ============    ===========    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                4,564,898       4,082,219      4,329,969       4,061,643
                                                ============    ============    ===========    ============

* Reclassified to conform to current year's presentation

                                                -2-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 - (UNAUDITED)
                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                       1998         1997
                                                ------------    ------------
Cash flows from operating activities:
Net (loss)                                    $  (2,183,079)  $  (2,006,955)
Adjustments to reconcile net loss to net cash (used in) operating activities:
   Depreciation and amortization                    273,887         260,435
   Provision for loss on loan receivable                            200,000
   Stock options issued for services rendered                         4,000
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable       173,590        (217,939)
   (Increase) decrease in other current assets     (131,195)         21,691
   Decrease in note receivable- other                25,000
   Decrease in other assets                          48,673          44,687
   Increase in accounts payable                     119,252         122,253
   Increase in accrued expenses and
        other liabilities                           132,314          25,159
                                                ------------    ------------
Net cash used in operating activities            (1,541,558)     (1,546,669)
                                                ------------    ------------
Cash flow from investing activities:
Capital expenditures                               (250,565)        (94,381)
Capitalized software and courseware                 (28,449)        (47,157)
Sale (purchase) of marketable securities            815,938      (1,589,601)
Loan receivable Interactivisions,Inc.                              (250,000)
Increase in notes receivable officer shareholder                   (440,000)
                                                ------------    ------------
Net cash  provided by (used in) investing activi    536,924      (2,421,139)
                                                ------------    ------------
Cash flow from financing activities
Proceeds from issuance of stock in
   private placement                                870,674
Proceeds from exercise of warrants
   and issuance of 60,000 shares                                     60,000
Principal payments on obligations
   under capital leases                             (39,712)        (29,944)
Proceeds from long-term debt                         30,874
                                                ------------    ------------
Net cash provided by financing activities           861,836          30,056
                                                ------------    ------------
NET INCREASE (DECREASE) IN CASH                    (142,798)     (3,937,752)
Cash, beginning of period                           209,455       4,039,358
                                                ------------    ------------
Cash, end of period                                  66,657         101,606
                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense paid                                 8,742          10,396
                                                ============    ============
                                   -3-

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1998

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

NOTE C -- FINANCING

On May 13, 1998 (the "Subscription Date"), the Company entered into the Private Equity Line of Credit Agreement, which was further amended, ( the "Financing Agreement"), with several investors (the "Investors") which provided for a commitment to fund up to $7,100,000 to the Company. As of the Subscription Date the Investors purchased 444,444 shares of the Company's Common Stock (the "Initial Shares") for $900,000 and received Warrants to purchase an aggregate of 18,000 shares of Common Stock. In addition, the Company issued to the Placement Agent 37,778 shares of Common Stock and Warrant A to purchase an additional 9,000 shares. The Financing Agreement provided for "reset rights" pursuant to which, in case the market price of the Company's Common Stock fell below a certain level, on certain repricing dates, the Investors would receive additional shares of Common Stock.

The Financing Agreement also provided for the Investors to purchase Series C Convertible Preferred Stock (the "Preferred Shares") for $1,200,000. As of September 29, 1998, the Investors purchased 9,000 Preferred Shares for $900,000 (the "Proceeds") and the Placement Agent received 360 Preferred Shares. In an amendment to the Financing Agreement, the aformentioned reset rights were eliminated and, the Investors and the Placement Agent received an aggregate of $664,000 out of the Proceeds, in lieu thereof.

On October 29, 1998, the Company issued an additional 1,000 Preferred Shares for $100,000, and expects to issue an additional 2,000 Preferred Shares for $200,000 by December 31, 1998, which would complete the sale of the Preferred Shares pursuant to the
Financing Agreement.

Each Preferred Share may be converted into Common Shares at a conversion rate determined by dividing $100, the purchase price per Preferred Share, by the conversion price, which is the lesser of (a) .85 times the average Closing Bid Price (as defined in the Certificate of Designation of the Preferred Shares) of the Common Stock for the five trading days ending on the day prior to the conversion of the Preferred Shares, or (b) $2.5313.

 In addition, pursuant to a "Put Option", the Company may from time to time, subject to the fulfillment of various conditions, cause the Investors to purchase additional Common Stock at 85% of the Market Price, as defined in the Financing Agreement, which could potentially produce proceeds of up to $5,000,000. As of November 10, 1998, the Company did not meet all of the conditions for exercise of the Put Option and it is uncertain when the conditions will be fulfilled.

OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

PART II

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: historical and potential future operating losses; uncertainty of additional financing; limited operating history; accumulated deficit; recent establishment of new business divisions; recent change of operating focus; dependence on new untested product; risks related to consulting and training services; uncertainty of product development; vulnerability to technological factors; year 2000 problem; the uncertainty of market acceptance of the Company's product; competition; possible difficulty in complying with government contract requirements; dependence on certain third parties and on the Internet; limited customer base; risk of potential manufacturing difficulties; risk of requirements to comply with government regulations; potential liability for information and content disseminated throughout the network; dependence on key personnel and proprietary technology; risk of system failure, security risks and liability risks; the Company's vulnerability to rapid industry change and technological obsolescence; the limited nature of its product life; the unproven status of the Company's products in widespread commercial use, including the risks that the Company's current and future products may contain errors that would be difficult to detect and correct; uncertainties with respect to the Company's business strategy; NASDAQ maintenance requirements; possible delisting of securities from NASDAQ, penny stock regulations; general economic conditions, and other risks described elsewhere herein and in the Company's Form 10-KSB for the fiscal year ended December 31, 1997, in the Company's Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 12, 1998, and in the Company's Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on September 29, 1998.

Results of Operations
Three Months and Nine Months Ended September 30, 1998
Compared With Three Months and Nine Months
Ended September 30, 1997

The results of operations for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1998.

Net sales and services income for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, decreased by $119,553 or 80% to $29,710 from $149,263. Net sales and services income for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, decreased by $305,792 or 70% to $149,263 from $439,204.

The Company's decreased sales and services income resulted from a decrease in revenues from development and training due to the redirection of the Company's resources to transactional fee-based products and services. In addition, there was a decrease in rental income due to the completion of the original contract with the City of New York, and an extension of the contract with the City of New York which resulted in a reduction in the rental of five kiosks from $30,090 to $9,700 per month, through September 30,
 1999, which will be used to recover the incremented costs associated with providing services for the extended period. The above decreases were offset, in part, by an increase in revenues due to the sale of equipment and revenues derived from advertising on the Company's kiosks.

Cost of sales and services for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, decreased by $48,022 or 24% to $156,273 from $204,295. Cost of sales and services for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, decreased by $110,969 or 18% to $517,984 from $628,953. The decreases were due to the redirection of the Company's resources to transactional fee-based products, which were offset, in part, by an increase in costs related to the sale of equipment and normal increases in expenses.

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

Research and development expenses for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, decreased by $39,863 or 23% to $135,304 from $175,167. Research and development expenses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, decreased by $27,430 or 6% to $435,345 from $462,775.
This was due to a decrease in personnel devoted to research and development.

General and administrative expenses for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, increased by $107,076 or 27% to $503,282 from $396,206. This was due principally to increases in personnel costs, consulting and professional fees. General and administrative expenses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, increased by $125,886 or 10% to $1,407,875 from $ 1,281,989. This was due principally to increases in personnel expenses in the first quarter of 1998.

Other income for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, increased by $10,723 to $10,577 from ($146) for the three months ended September 30, 1997. Other income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, increased by $117,155 to $44,713 from ($72,442). Investment income, in 1998, was lower than in 1997 due to the utilization of cash and investments to fund operations. Additionally, during 1997, other income was reduced as a result of the $200,000 provision for loss on a loan receivable.

The net loss for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, increased by $128,021 or 20% to $754,572 from $626,551. The net loss for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, increased by $176,124 or 9% to $2,183,079 from $2,006,955 for the nine months ended September 30, 1997. This was due to lower revenues due to the renegotiation of the New York City contract partly offset by a provision for loan receivable in 1997.

Liquidity and Capital Resources

The Company provides IPAT and Internet-based services. Beginning in mid-1994, the Company changed its focus from consulting and training services to transactional, fee-based and advertising-supported products and services. The Company's SmartStreet(TM) IPATs were introduced in July 1996. The Company has not recognized any significant income to date from the SmartStreet (TM) IPAT rentals. Although the Company anticipates that it will begin to recognize greater revenues from the SmartStreet (TM) IPATs during 1998 and 1999, it cannot predict the actual timing or amount of such revenues. For the nine months ended September 30, 1998, the Company incurred a net loss of $2,183,079. The accumulated deficit increased to $6,933,101, as the Company continues to incur operating losses as expenses exceed revenue. The Company expects to report losses for the year ended December 31, 1998. To date, the Company has installed seven IPATs in the City of New York and thirteen IPATs in other locations and realized increased revenues from advertising on the kiosks. The Company will continue to incur substantial losses unless and until it significantly increases the number of IPATs placed in the City of New York and other locations, and realizes increased revenues from advertising. The Company has working capital of $660,335 as of September 30, 1998 as compared to $1,770,987 as of December 31, 1997, or a decrease of $1,110,652. Capitalized expenditures and capitalized software amounted to $ 279,014.

The Company's management believes that the combination of cash on hand and operating cash flow, together with proceeds from the sale of equity securities, will provide sufficient liquidity to meet the Company's cash flow requirements at least until December 31, 1998. Continuing operations thereafter will depend on cash flow operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance , however, that such funds will be available.

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

On May 13, 1998 (the "Subscription Date"), the Company entered into the Private Equity Line of Credit Agreement, which was further amended, ( the "Financing Agreement") with several investors (the "Investors") which provided for a commitment to fund up to $7,100,000 to the Company. As of the Subscription Date the Investors purchased 444,444 shares of the Company's Common Stock (the "Initial Shares") for $900,000 and received Warrants to purchase an aggregate of 18,000 shares of Common Stock. In addition, the Company issued to the Placement Agent 37,778 shares of Common Stock and Warrant A to purchase an additional 9,000 shares. The Financing Agreement provided for "reset rights" pursuant to which, in case the market price of the Company's Common Stock fell below a certain level, on certain repricing dates, the Investors would receive additional shares of Common Stock.

The Financing Agreement also provided for the Investors to purchase Series C Convertible Preferred Stock (the "Preferred Shares") for $1,200,000. As of September 29, 1998, the Investors purchased 9,000 of Preferred Shares for
$900,000 (the "Proceeds") and the Placement Agent received 360 shares of Preferred Shares. In an amendment to the Financing Agreement, the aformentioned reset rights were eliminated and, the Investors and the Placement Agent received an aggregate of $664,000 out of the Proceeds, in lieu thereof.

On October 29, 1998, the Company issued an additional 1,000 Preferred Shares for $100,000, and expects to issue an additional 2,000 Preferred Shares for $200,000 by December 31, 1998, which would complete the sale of the Preferred Shares pursuant to the
Financing Agreement.

Each Preferred Share may be converted into Common Shares at a conversion rate determined by dividing $100, the purchase price per Preferred Share, by the conversion price, which is the lesser of (a) .85 times the average Closing Bid Price (as defined in the Certificate of Designation of the Preferred Shares) of the Common Stock for the five trading days ending on the day prior to the conversion of the Preferred Shares, or (b) $2.5313.

 In addition, pursuant to a "Put Option", the Company may from time to time, subject to the fulfillment of various conditions, cause the Investors to purchase additional Common Stock at 85% of the Market Price, as defined in the Financing Agreement, which could potentially produce proceeds of up to $5,000,000. As of November 10, 1998, the Company did not meet all of the conditions for exercise of the Put Option and it is uncertain when the conditions will be fulfilled.

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

The rate of inflation was insignificant during the quarter ended September 30, 1998. The Company continually reviews its cost in relation to the pricing of its products and services.

Year 2000 Issues

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates from the twentieth century dates. The Company uses software and related technologies that will be affected by the "Year 2000 Issue". The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The Company believes that all of its major programs and hardware are Year 2000 compliant. To date, the Company has not incurred any significant amount relating to the assessment, identification and remediation of the Company's major programs and hardware with respect to the Year 2000 Issue. The Company believes that it will not incur any significant costs between now and January 1, 2000 to resolve Year 2000 issues. The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been designed to be Year 2000 compliant contains all necessary date code changes.

                                     PART II
                                OTHER INFORMATION

Item  2.   Change in Securities and Use of Proceeds

       Reference is made to Item 2 of Form 10QSB for the quarter ended June 30, 1998. All proceeds from the company's initial public offering in November, 1996, has been used as set forth in above-mentioned Form 10QSB.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On July 9, 1998, at the Company's annual meeting of stockholders, the stockholders of the Company approved the following matters:

        First,  the  election of Messrs.  George J. Febish and Daniel E. Ryan as
Class II directors of the Company to serve until the Annual Meeting of stockholders scheduled to be held in the year 2000 and until their successors are elected and qualified. There were 4,268,528 votes cast for the election of each of George J. Febish and Daniel E, Ryan and 23,400 votes were withheld.

        Second, the approval of amendments to the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") to increase the number of shares which may be issued thereunder from 250,000 to 750,000 shares and to eliminate the Non-Employee Director formula option grants and certain provisions relating thereto currently set forth in the 1996 Stock Option Plan. There were 2,209,638 votes cast for the matter, 64,500 votes cast against the matter, 22,600 abstentions and 1,995,190 broker non-votes.

        Third, the approval of the issuance of the Company's securities pursuant to a Private Equity Line of Credit Agreement among the Company, Settondown Capital International Ltd. and the investors referred to therein, dated as of May 13, 1998. There were 2,202,438 votes cast for the matter, 40,500 votes cast against the matter, 53,800 abstentions and 1,995,190 broker non-votes.

        Fourth, the ratification and approval of the appointment of Richard A. Eisner & Company, LLP as the Company's independent accountants for the fiscal year ending December 31, 1998. There were
 4,240,928 votes cast for the matter, 9,500 votes cast against the matter and 41,500 abstentions.

Item 5.  Other Information.

On October 7, 1998, the Company announced the introduction of FastTake, an interactive kiosk for searching for and displaying plot summaries, identifying information about videos and viewing of video trailers. In addition to its powerful database, FastTake has the ability to offer reviews, provide plot summaries and hold up to 500 movie trailers. FastTake is designed as a retail selling tool which provides consumers with the information required to make purchasing and rental decisions as well as transactions. For retailers, FastTake creates an affordable way to move inventory without an increase in workforce.

FastTake rents for a retail list price of $399 per month, and is expected to ship in volume in the first quarter of 1999. On November 16th, the Company announced that it is adding a new Internet-supported electronic commerce feature, which will allow in-store ordering of up to 160,000 titles for direct delivery to the customer or for pick-up at the store. The Company plans to add e-commerce capabilities early in the second quarter of 1999.

Installation and field service will be provided by IBM Corporation.

The Company believes that FastTake represents an important additional direction for the Company by adding a private sector dimension, as compared to the public sector that comprised the bulk of the Company's sales to date.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits -
                            Exhibit 27- Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

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


                           OBJECTSOFT CORPORATION




                           BY       /s/ David E. Y. Sarna
                           David E. Y. Sarna, Co-Chief
                           Executive Officer and Secretary


November 16, 1998

                             OBJECTSOFT CORPORATION

                                  Exhibit Index

Exhibit Number                              Page #

27       Financial Data Schedule            17