Form 10KSB
period 1998-12-31
OBJECTSOFT CORP
filed 1999-03-31
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______   TO   _______

                         Commission File Number 1-10751

                             OBJECTSOFT CORPORATION
--------------------------------------------------------------------------------
                  (Name of small business issue in its charter)

              Delaware                                      22-3091075
   --------------------------------                      ----------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)


Continental Plaza III, 433 Hackensack Avenue, Hackensack, New Jersey      07601
--------------------------------------------------------------------  ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:    (201) 343-9100

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended December 31, 1998 was $160,465.

At March 23, 1999, the aggregate market value of the Common Stock held by non-affiliates was $12,440,176 (corresponding to 5,237,969 shares).

At March 23, 1999, 6,912,469 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ----    ----

                                     PART I


Item 1.           Description of Business
                  -----------------------

General

         ObjectSoft Corporation ("ObjectSoft" or the "Company") was incorporated in Delaware in January 1996 and is the surviving corporation of a merger on January 31, 1996 between it and its predecessor, ObjectSoft Corporation, a New Jersey corporation incorporated in December 1990.

         The Company's executive offices are located at Continental Plaza III, 433 Hackensack Avenue, Hackensack, New Jersey 07601; its telephone number is
(201) 343-9100; its facsimile number is (201) 343-0056; its Internet e-mail address is investors@Objectsoftcorp.com; and its homepage on the World-Wide Web is at http://www.objectsoft.net.

         The Company is currently engaged in the business of providing retail kiosks that offer transaction-based and advertising-supported services through interactive public access terminals (IPATs or kiosks) as well as the Internet. These kiosks utilize a foundation developed during projects with the Cities of New York and San Francisco that support many retail businesses with a minimum of adaptation. The kiosk can easily change its personality (i.e., "look and feel") in three ways:

         o        Change the appearance of the enclosure
         o        Change the on-screen graphics
         o        Change the database supporting what is being retailed

         The Company's IPATs are primarily held for operating income which is derived from rental and advertising fees and transactional revenue, but may be sold outright to some customers. This approach allows the Company control over the look and operation of its kiosks. A customer can recognize the brand name and develop an expectation for how the kiosk will operate. In addition, the Company can control the content to ensure that it is being kept up-to-date. An IPAT is a machine deployed in areas with high pedestrian traffic or within a retail outlet that permits the general public to obtain information or to purchase goods and services. At a minimum, an IPAT contains a computer, a computer monitor and a touch screen. It may also contain one or more of the following devices: keyboard, page printer, receipt printer, credit card reader, video camera, signature pad, communications devices, a second processor, an upper monitor, a ticket printer, illuminated signs or combinations of these devices. The IPATs use standard, off-the-shelf operating systems and proprietary software to control and manage the IPAT functions.

         The Company's newest product is FastTake(R), which the Company introduced in October 1998 at the East Coast Video Show and began shipping in March 1999. FastTake(R) is initially targeted for the video industry. It permits users to search a database for a favorite actor or director, or by a portion of the movie name. The user can then access facts about the movie title, a plot summary, the names of its major actors and directors, still pictures from the movie (photographs) and a preview of the video (known as a trailer). For the video store owner, FastTake(R) has three main purposes:

         o Provide the consumer with an easy way to locate "Catalog Titles" (i.e., older films). The consumer does not normally require a kiosk to find the latest video titles which are heavily marketed; FastTake(R) assists consumers find older titles that are no longer marketed.

         o Generate revenue through a three-way "barter." Studios provide the Company with barter product, typically Catalog Titles with a value of approximately $100 per title per kiosk, based on manufacturer's suggested retail price (MSRP). This product would be placed on or near the kiosk. This increases the chances that a consumer will see the title and want to buy or rent it.

         o Support direct product sales. Advertisers can sell additional products through the kiosk, such as candy, popcorn, soda and toys that are related to video sales. FastTake(R) also offers a facility that allows consumers to sign-up on the kiosk for drawings and prizes.

         In a future release of FastTake(R), the Company expects to add an electronic commerce feature that will enable the purchase or rental of chosen videos. FastTake(R) uses databases compiled by and licensed from Video Pipeline, Inc. and film trailers licensed from Screenplay, Inc. As of March 25, 1999, 30 units were manufactured and an additional 70 units were ordered for delivery in the near future.

         Most retailers require a 90-120 day trial period to determine how successfully FastTake(R) operates in their stores. At the conclusion of such trial period, they can determine whether or not they wish to expand into additional stores.

         The Company's FastTake(R) public access terminals are dependent on agreements with sales distributors, video stores and studios to provide advertising support. To date, only one distributor agreement has been signed (with Plaza Entertainment) and agreements have been signed with four studios and six video outlets representing 23 initial locations. Several additional outlets are expected to sign similar agreements shortly. As of March 26, 1999, a total of four FastTake(R) kiosks have been installed.

         Although the Company anticipates that it will begin to recognize greater revenues from FastTake(R) during 1999, it cannot predict the actual timing or amount of such revenues. In addition, most of the units being placed are for trial periods of six months or less and there can be no assurance that when the Company installs these products, they will prove to be effective and continue to be in demand. The Company also relies on installation and maintenance services for the FastTake(R) terminals provided by International Business Machines (IBM). These contracts could be canceled on short notice. If such contracts were canceled by IBM, this could have a negative affect on the Company's sales as well as on the quality of service which the Company could provide to the Company's customers.

         FastTake(R) revenues are expected to be generated from several sources, as follows:

              o   Monthly rental fees.

              o Studio barter product which lower retailers' effective monthly rental cost. Barter can become an additional source of income for both the Company and the retailers as the number of titles contributed by the studios exceeds the monthly rental cost of the unit (approximately 8 titles). Currently, the Company is providing six studio titles per kiosk during the trial period.

              o Advertising and sponsorship capabilities, both in poster form on the sides of the enclosure and through on-screen opportunities.

              o In-store promotions, including give-away and buy popcorn and a movie and get a discount type offers.

         In early 1996, as part of its IPAT Demonstration Project, the City of New York (the "City") entered into an agreement with the Company to develop public IPATs to be located in City offices and other public locations in an effort to expedite transactions with the City (the "City Agreement"). Under the City Agreement, the City agreed to lease the first five IPATs, and the Company may deploy additional IPATs throughout the City area at its own risk and expense, subject to City approval of IPAT locations. The first five IPATs were deployed in the City in July 1996. A sixth IPAT was installed in August 1997 and discontinued in January 1999. A seventh was installed in March 1998 and all IPATs providing City services for information, whether operated by the Company or other suppliers, carry the City's CityAccess(TM) logo. Pursuant to the City Agreement, the Company has developed applications for use on IPATs These applications allow the public access to the records of the Department of Buildings, certain Department of Health services, including copies (for a fee) of birth certificates, death certificates and dog licenses. They can also obtain public health information, register for certain courses offered by the Department of Health, and locate information on City government, as well as information about museums, tourist attractions, shopping and similar matters without a fee. The City Agreement has been extended through the end of the 1999 fiscal year of the City (June 30, 1999), and the City has advised the Company of its intention to extend the City Agreement through the end of calendar year 1999. During this time frame the City intends to issue a request for proposals and to award a long-term contract to one or more vendors. This development led to a general purpose Kiosk Operating system that could easily be used in new kiosk applications such as the FastTake project.

         Prior to 1996, the Company's activities consisted primarily of consulting, writing, training and custom software development for various corporate and government clients, including Microsoft, for which it produced technical papers and provided consulting services. In performance of these activities, the Company developed skills in rapid application development and a base of courseware and reusable software objects to which it retains title. In 1995, the Company decided to direct these skills and its expanding body of reusable software objects toward the development of services through which it can derive revenue on a "per transaction" basis. While much of the software has been improved and continues to form the core of the Company's products, the courseware is no longer current.

         The Company initially developed and operated OLEBroker(TM), an Internet-based subscription service that allows customers to search its database of information about software objects, find the information needed and at the customer's option, purchase needed objects on-line. The Company discontinued active marketing of OLEBroker at the end of 1996 in order to concentrate on its IPAT- and Internet-related businesses. However, in connection with the development of OLEBroker(TM), the Company developed significant additional software objects, which it then used in the development of technology for the IPAT and Internet service delivery programs. The Company anticipates that the IPAT and Internet service delivery programs will constitute the most significant part of its business. It may continue to engage in consulting activities as resources permit and may seek to acquire one or more other businesses providing kiosk-related consulting services. In selecting consulting opportunities, the Company will focus primarily on assignments in connection with the sale of IPAT services or that can otherwise enhance its skill base.

         In connection with the development of the IPATs and the deployment and operation of the first five IPATs, the City agreed to pay to the Company an aggregate of $661,080, of which $361,080 was paid in the form of monthly payments of $30,090 ($6,018 per IPAT), commencing as of August 1, 1996, and the balance of $300,000 was payable in partial amounts as certain milestones in the development, deployment and operation of the IPATs were achieved. All amounts due under the initial contract were earned through December 31, 1997. The extension of such contract was valued at $202,650 through June 30, 1999. Through March 1999, $146,043 was billed under this contract.

         Through January 1999, the IPATs in New York City have been used 263,999 times. Revenues from advertising generated a total of $18,122 in 1998.

         In August 1997, the Company announced the development and immediate availability of SmartSign(TM), a modular line of IPATs contained in an enclosure that is only 7-1/2" in depth, with each module weighing less than 70 pounds, making the units suitable for regular shipment through UPS and Federal Express. The modules initially consist of (a) a Pentium class processor unit, (b) an active-matrix touch screen, with optional sealed heavy-duty keyboard, and optional credit card reader, (c) a printer unit with page printer and optional receipt printer, (d)several light-box advertising modules with optional LCD display and (e) an optional touch-sensitive light-box. Although a working unit has been delivered and is operational, there can be no assurances that there will be any commercial sales of this line. The first IPAT to utilize the Company's new SmartSign(TM) design was deployed in March, 1998 at the Harlem Heights Historical Society in the City. All advertising space has been sold for a minimum of six months beginning April 1998. The amount of future transaction and advertising revenues, if any, will depend on user and advertiser acceptance of the IPATs.

         Pursuant to the City Agreement, the Company has the right to install additional IPATs in the City, at the Company's risk and expense and subject to certain conditions including site approval by the City. The City will not be required to pay additional monthly payments for such IPATs, but it is anticipated, although there can be no assurance, that use by the public will generate transaction fees. The Company had commenced evaluating potential sites and will seek to install up to 25 additional IPATs during the next year. The first of these additional IPATs was installed in July 1997 in the Museum of Science in Queens. The second was installed at the Harlem Heights Historical Society in March 1998. The kiosk in the Museum of Science was de-installed in January 1999 as it did not generate revenue.

         At the time the City Agreement with the Company was executed, the City also signed similar agreements with two other companies for additional IPATs. Based on the success of the program to date, the City expects to issue a Request for Proposals for competitive bidding for additional IPATs throughout the City.

         The Company intends to market IPATs to other municipalities, government agencies and organizations in the future, but intends to direct the majority of its efforts at the private sector. In the future, the Company may seek to make its transactional services available over the Internet and to make the Internet available from the Company's public IPATs.

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

Microsoft has also entered into various non-disclosure agreements with the Company with respect to unannounced Microsoft products, under which the Company has the opportunity to have advance knowledge of software technology being developed by Microsoft. Microsoft has also provided, and continues to provide, fee-based consulting services to the Company through Microsoft Consulting. Since 1994, the Company has served as the exclusive regional host and sponsor of Microsoft Developer Days, an ongoing series of technical conferences organized and operated by Microsoft. The most recent conference was held on September 2, 1998. The Company has also produced technical papers for, and provided consulting services to, Microsoft. Joint marketing efforts with Microsoft are continuing. The most recent conference was held in March 1999 and additional events are scheduled through the summer of 1999.

         Research and Development expenditures were $490,558 in 1998 and $613,000 in 1997 due to the expensed development costs for the SmartStreet(TM) operations. In addition, during the years ended December 31, 1998 and December 31, 1997, the Company has capitalized additional software development costs which aggregated $72,027 and $37,909, respectively.

Competition

         The Company is subject to competition from different sources for its different services. The Company's intranet IPAT business competes with numerous companies, including divisions of IBM, North Communications, Golden Screens and ATCOM/INFO. The City has also awarded contracts, comparable to the contract awarded to the Company, to North Communications and DSSI (which awarded a subcontract to Golden Screens), both of which have sold similar IPATs to other municipalities. After fulfillment of the initial contracts, if the City chooses to install additional IPATs throughout the City, it may award to others, and not the Company, the contract to install such additional IPATs. Further, there can be no assurance that other municipalities or other entities will seek to acquire IPATs from the Company. In addition, if the use of IPATs provided by the Company and others proves to be successful in the City and other municipalities and locations, additional companies in the software, hardware and communications areas, among others, may seek to enter the market. Many of such competitors may have resources far greater than the Company. A total of 19 companies competed for the contracts with the City, many of which can be expected to compete aggressively in other competitive situations.

         The Company's FastTake(R) business competes with a number of companies, principally Muze, Inc. and Advanced Communication Design Inc., which have been in the video field for far longer than the Company. Although the company believes that FastTake(R) is a competitive product, there can be no assurance that these or other companies with far greater resources than the Company's might enter the field and negatively affect the Company's FastTake(R) business prospects in this market.

Marketing

         The three objectives of the Company's marketing efforts are: (a) to obtain the rights to place its IPATs in compelling high-density locations; (b) to attract advertisers based on the number and demographics of "impressions" that the Company can offer to advertisers; and (c) for FastTake(R) kiosks, to obtain qualified distributors who will (i) market FastTake(R) to their customers and (ii) distribute posters and monthly updates to customers and work with studios and others to obtain advertising. The Company presents exhibits at national and regional shows sponsored by the Video Software Dealers Association, among other associations and organizations. The Company has retained a public relations consultant to disseminate news related to its IPATs and to stimulate demand. Additional marketing efforts focus on identifying content-providers whose offerings can create additional transaction revenue for the Company's IPATs. In seeking content-providers, the Company also exhibits at major trade shows where it partners with several of its major vendors. For example, the Company partnered with Microsoft at the VBIT conferences in San Francisco and Chicago. The Company expects to continue to participate in similar joint efforts on an ongoing basis. A telemarketing program has been initiated to target studios and video stores.

         The Company's marketing activities are currently performed by its executive officers, its Vice President of Sales and Marketing and a small staff.

Proprietary Rights

         The Company's success is highly dependent on its proprietary technology. The Company views its SmartSign(TM) and FastTake(R) housing designs as well as its software as proprietary, and relies on a combination of patent, trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. The Company has applied to in the United States for the following trademarks:
FastTake(R), SmartStreet(TM), ObjectSoft and SmartSign(TM). In addition, the Company plans to register certain of these trademarks in principal foreign jurisdictions. The Company has also retained patent counsel and has filed patent applications for appropriate hardware and software components of its technology. There can be no assurances that such applications will be allowed by the Patent Office, or if allowed will not be successfully challenged.

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

Customers

         To date, the Company has entered into test agreements with customers including Champagne Video, Entertainment Zone, Giant Eagle, Hollywood Entertainment, Instant Replay, Movie Gallery, Transworld Entertainment and Video Room. Studio agreements have been signed with Central Park Media, Full Moon Entertainment, Plaza Entertainment and Polygram Home Video.

         The customer base for the Company's SmartSign(TM) and SmartStreet(TM) business consists principally of municipalities and other public sector or commercial entities to which the Company would sell or lease IPATs, prospective advertisers and ultimately consumers accessing IPAT services or products. The Company also intends to market its consulting services to mall operators.

         The Company historically has derived a significant portion of its revenues from a relatively limited number of customers. During the year ended December 31, 1998, the City accounted for 73% of the Company's revenues pursuant to the City Agreement. During the year ended December 31, 1997, the City accounted for 84% of the Company's revenues pursuant to the City Agreement.

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

Employees

         As of March 25, 1999, the Company had 19 employees, 16 of which were full-time, and all of whom are based in its Hackensack, New Jersey offices. These include six in product development, four in management and sales, six in operations and three in finance and administration.

         The Company expects the size of its workforce to remain approximately the same in 1999, and the Company intends to continue with its policy to outsource non-strategic functions such as artwork development, repetitive testing, maintenance and bookkeeping rather than using its own staff for these functions.

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

Item 2.           Description of Property
                  -----------------------

         The Company occupies approximately 4,300 square feet of office space in Hackensack, New Jersey, under a lease with an unaffiliated landlord that expires on March 31, 2003 and provides for a base rent of $86,557 per annum in 1999, subject to certain increases in subsequent periods.

Item 3.           Legal Proceedings
                  -----------------

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

Item 5.           Market For Common Equity and Related Stockholder Matters
                  --------------------------------------------------------

         The Company's common stock, par value $.0001 per share (the "Common Stock") and Redeemable Class A Warrants (the "Class A Warrants") are listed on the NASDAQ SmallCap Market under the symbols OSFT and OSFTW, respectively. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock and Class A Warrants as reported on the Nasdaq SmallCap Market.

         Quarters             Common Stock              Class A Warrants
         --------             ------------              ----------------
         Ended                High          Low         High          Low
         -----                ----          ---         ----          ---

Fiscal Year 1998

         Fourth Quarter       7.50          0.375       3.00          0.063
         Third Quarter        2.188         1.00        0.375         0.125
         Second Quarter       3.250         1.781       0.656         0.0
         First Quarter        3.313         2.125       0.750         0.188

Fiscal Year 1997

         Fourth Quarter       5.25          2.875       0.53125       0.50
         Third Quarter        5.875         3.25        2.75          0.75
         Second Quarter       6.375         4.25        1.875         0.875
         First Quarter        5.875         4.50        5.50          0.75

         As of March 23, 1999, there were 47 holders of record of the Common Stock and 8 holders of record of the Class A Warrants.

         The Company did not pay cash dividends on its Common Stock during the two years ended December 31, 1998 and the Company does not presently intend to pay any dividends on its Common Stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation
                  ---------------------------------------------------------

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

Special Note Regarding Forward-Looking Statements

         A number of statements contained in this Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: historical and potential future operating losses; uncertainty of additional financing; limited operating history; operating losses; accumulated deficit; recent establishment of new business divisions; recent change of operating focus; dependence on new untested product; risks related to consulting and training services; uncertainty of product development; vulnerability to technological factors; the uncertainty of market acceptance of the Company's products; competition; possible difficulty in complying with government contract requirements; dependence on certain third parties and on the Internet; limited customer base; risk of potential manufacturing difficulties; risk of requirements to comply with government regulations; potential liability for information and content disseminated through the network; dependence on key personnel and proprietary technology; risk of system failure, security risks and liability risks; the Company's vulnerability to rapid industry change and technological obsolescence; the limited nature of its product life and the unproven status of the Company's products in widespread commercial use, including the risks that the Company's current and future products may contain errors that would be difficult and costly to detect and correct; uncertainties with respect to the Company's business strategy; general economic conditions, and other risks described in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 1999.

Overview

         The Company provides IPAT and Internet-based services. Beginning in mid-1994, the Company changed its focus from consulting and training services to transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $2,519,872 in 1997 and a net loss of $2,514,676 in 1998. In September
1995, the Company introduced OLEBroker(TM) , its fee-based website on the Internet. The Company's SmartStreet(TM) IPATs were introduced in July 1996 and its FastTake(R) IPATs were introduced in October 1998. The Company has not recognized any significant income to date from its IPATs. Although the Company anticipates that it will begin to recognize greater revenues from the FastTake(R) IPATs during 1999, it cannot predict the actual timing or amount of such revenues.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues decreased by $470,702 or 75% to $160,465 in 1998 from $631,167 in 1997. Development and training revenue decreased by $223,181 or 84% to $43,672 in 1998 from $266,853 in 1997. Rental income decreased by $247,521 or 68% to $116,793 in 1998 from $364,314 in 1997. The Company's decreased development and training revenue resulted from a redirection of the Company's resources to transactional fee-based products and services. The above decreases were offset, in part, by an increase in revenues from advertising on the Company's kiosks. The decrease in rental income was due to the completion of the original contract with the City of New York, and an extension of the contract with the City of New York which resulted in a reduction in the rental of five kiosks from $30,090 to $9,700 per month, through June 30, 1999, which will be used to recover the incremented costs associated with providing services for the extended period.

         Costs of services for development and training decreased by $12,264 or 4% to $334,503 in 1998 from $346,767 in 1997, and cost of services for rentals decreased by $95,168 or 22% to $331,587 in 1998 from $426,755 in 1997. The
decreases  were  due  to  the   redirection   of  the  Company's   resources  to
transactional fee-based products, which were offset, in part, by normal increases in expenses.

         Research and development expenses decreased by $122,442 or 20% to $490,558 in 1998 from $613,000 in 1997, due to the expensed development costs for the SmartStreetJ operations in 1997. In addition, during the years ended December 31, 1998 and December 31, 1997, the Company has capitalized additional software development costs which aggregated $72,027 and $37,909, respectively. Approximately $44,000 of the costs capitalized in 1998, relate to the development of FastTake(R).

         General and administrative expenses increased by $163,922 or 9% to $1,930,255 in 1998 from $1,766,333 in 1997, due principally to increases in advertising and marketing expenses.

         Other income increased by $49,952 to $51,768 in 1998 from $1,816 in 1997, Investment income, in 1998, was lower than in 1997 due to the utilization of cash and investments to fund operations. Additionally, during 1997, other income was reduced as a result of the $250,000 provision for loss on a loan receivable.

         The Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits, which resulted in the Company recognizing in 1998 an income tax benefit of $360,000.

         Net loss decreased by $5,202 to a net loss of $2,514,670 in 1998 from a net loss of $2,519,872 in 1997. This was due to lower revenues due to the renegotiation of the New York City contract, offset by lower expenses related to lower revenues and partly offset by the income tax benefit in 1998 and a provision for loan receivable in 1997.

         At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $7,346,000. A valuation allowance aggregating $2,806,000 has been recorded as a result of uncertainties regarding the realization of substantially all of the assets due to the lack of earnings history of the Company. See Note I of Notes to Financial Statements.


Liquidity and Capital Resources

         As of December 31, 1998, cash and cash equivalents were $982,006 as compared with $209,455 at December 31, 1997. The increase is due primarily to the sale of 719,444 shares of Common Stock in a private placement, the sale of 12,480 shares of Series C convertible preferred stock, which was subsequently converted to common stock, and the sale of 10,500 shares of Series D convertible preferred stock. This was offset by the Company's reported losses for the year ended December 31, 1998 of $2,514,670. The Company will continue to incur substantial operating losses until it significantly increases the number of IPATs placed in the City and other locations, realizes increased revenues from advertising and realizes revenues from its FastTake(R) business. The Company had working capital of $932,854 at December 31, 1998 as compared to $1,330,987 at December 31, 1997, a decrease of 30%.

         The Company expects to fund the deployment of additional FastTake(R) and other kiosks, and make kiosk related acquisitions, from available working capital and from funds that will be derived from future operating revenues. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms. The Company has a commitment letter from a leasing company for a $1,000,000 facility for kiosk leasing. No amounts have been drawn down on this commitment as of March 23, 1999. This commitment is subject to a number of contingencies and there can be no assurance that any leases will be consummated under this commitment.

         The Company raised $970,000 in connection with a private financing of Series D Preferred Stock consummated in December 1998 and $1,800,000 (net of expenses) in connection with a private financing of Series E Preferred Stock consummated on March 17, 1999. The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. On February 19, 1999, the Company entered into a letter of intent with a New York Stock Exchange member firm for a proposed underwritten secondary public offering of up to $20 million of Common Stock. The proposed public offering would be made only by means of a prospectus. However, no assurance can be given that the Company will be successful in consummating such an offering or raising any additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it might be forced to curtail the scope of its operations.

Year 2000

         General

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

         Third Parties

         The Company has also initiated formal communications with significant suppliers and other key third parties to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's results of operations.

         Risk Assessment/Contingency Planning

         At this time, the Company believes its most reasonable likely worst case scenario would include (i) a key material vendor or service provider experiencing problems with delivery of materials, components or services; or
(ii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone, transportation, Internet services, etc.). As noted above, the Company is evaluating the Year 2000 compliance status of its key third-party vendors to identify potential risks for contingency planning purposes. The Company anticipates that appropriate contingency plans will be prepared throughout 1999 as determined to be necessary.

Inflation and Seasonality

         The rate of inflation was insignificant during the year ended December 31, 1998. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services.

         The Company's business is not seasonal.

Item 7.           Financial Statements
                  --------------------

         The financial statements of the Company required by this item are set forth at end of this Form 10-KSB at pages F-1 through F-14.

Item 8.           Changes in  and  Disagreements  with Accountants on Accounting
                  --------------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

                  None.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  --------------------------------------------------------------
                  Compliance with Section 16 (a) of the Exchange Act
                  --------------------------------------------------

         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement under the captions "Management--Executive Officers and Directors" and "--Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.          Executive Compensation
                  ----------------------

         The information required by this item is incorporated by reference from
the    Company's    Definitive    Proxy    Statement    under    the    captions
"Management--Directors' Compensation" and "Executive Compensation."

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement under the caption "Security Ownership."

Item 12.          Certain Relationships and Related Transactions
                  ----------------------------------------------

         The information required by this item is incorporated by reference from
the  Company's   Definitive   Proxy   Statement   under  the  caption   "Certain
Relationships and Related Transactions."

Item 13.          Exhibits and Reports on Form 8-K
                  --------------------------------

  a.       Exhibits

  2.1      *   Certificate of Ownership and Merger of ObjectSoft Corporation
               (a New Jersey corporation) into the Company
  2.2      *   Plan of Merger of ObjectSoft Corporation (a New Jersey
               corporation) into the Company
  3.1(a)   *   Certificate of Incorporation of the Company
  3.1(b)   x   Amendment to Certificate of Incorporation of the Company
  3.2(a)   *   By-laws of the Company
  3.2(b)   x   Amended and Restated By-laws of the Company
  4.1      *   Form of Representative's Unit Purchase Option Agreement
  4.2      *   Specimen Certificate of the Company's Common Stock
  4.3      *   Form of Class A  Warrant Agreement, including form of Class A
               Warrant
  4.4      o   Amended and Restated 6% Series D Convertible Preferred Stock
               Subscription Agreement, dated as of December 30, 1998
  4.5      o   Certificate of Designation of Series D Preferred Stock
  4.6      o   Amended Certificate of Designation of Series D Preferred Stock

  4.7      o   Form of  Investor's  Warrant for December  1998  financing
  4.8      o   Registration Rights Agreement dated as of December 30, 1998
  4.9     []   6% Series E Convertible Preferred Stock Subscription
               Agreement dated as of March 17, 1999
  4.10    []   Certificate of  Designation of Series E Preferred  Stock
  4.11    []   Amended  Certificate of Designation of Series E Preferred Stock
  4.12    []   Form of Investors' Warrant for March 1999 financing
  4.13    []   Registration Rights Agreement dated as of March 17, 1999
  10.1+    *   Employment  Agreement  dated as of July 1,  1996  between  the
               Company and
               David E. Y. Sarna
  10.2+    *   Employment Agreement dated as of July 1, 1996 between the Company and George J. Febish
  10.3+    *   1996 Stock Option Plan
  10.4     *   Form of Bridge Loan Promissory Note
  10.5     *   Form of Bridge Loan Warrant
  10.6     *   Form of Warrant  Agreement with placement  agent for Bridge Loan
               Offering
  10.7     *   Form  of   Subscription   Agreement  and  Investment
               Representation of Investor with
               each of the investors in the July 1996 Offering.
  10.8     *   Form of July 1996 Warrant Agreement
  10.9     *   Form of Warrant  Agreement  with  placement  agent for July 1996
               Offering
  10.10    *   Agreement,  dated January 11, 1996, as amended,  with
               the City of New York
               (Department of Information Technology and Telecommunications)
  10.11    *   Cooperation Agreement with Microsoft Corporation, dated November
               7, 1995
  10.12    *   Agreement with ACORD Corporation dated July 5,1995
  10.13    *   Form of Investor Warrant
  10.14+   *   Form of Officer Warrant
  10.15    *   Cyndel Warrant
  10.16    **  Promissory Note between David E.Y. Sarna and the Company, dated
               January 2, 1997
  10.17    **  Security Agreement between David E. Y. Sarna and the Company, dated March 18, 1998
  27.1         Financial Data Schedule

  b.       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on January 15, 1999 in connection with the Company entering into that certain Amended and Restated 6% Series D Convertible Preferred Stock Subscription Agreement dated December 30, 1998 by and among the Company and certain investors.

---------------------

* Denotes Exhibits incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-10519).

** Denotes Exhibits incorporated by reference to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
+        Management contract or compensatory plan or arrangement.
x Denotes Exhibits incorporated by reference to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1996.
o Denotes Exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 1999.
[]       Denotes  Exhibits  incorporated  by reference to the Company's
         Current Report on Form 8-K filed on March 23, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1999                            OBJECTSOFT CORPORATION


                                            By:   /s/ David E. Y. Sarna
                                                  ------------------------------
                                                  David E. Y. Sarna, Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated:


       Signature                                         Title                                     Date


 /s/ David E. Y. Sarna                    Chairman, Co-Chief Executive Officer,                 March 25, 1999
----------------------------------
David E. Y. Sarna                         Secretary and Director (Principal
                                          Executive Officer, Principal Financial
                                          Officer and Principal Accounting
                                          Officer)


 /s/  George J. Febish                    President, Co-Chief Executive Officer,                   March 25, 1999
----------------------------------
George J. Febish                          Treasurer and Director (Principal
                                          Executive Officer)


 /s/  Daniel E. Ryan                      Director                                               March 25, 1999
-----------------------------------
Daniel E. Ryan



 /s/ Michael A. Burak                     Director                                               March 25, 1999
 ---------------------------------
Michael A. Burak


OBJECTSOFT CORPORATION


Contents                                                        Page
--------                                                        ----

Financial Statements

Independent auditors' report                                      F-1

Balance sheet as of December 31, 1998                             F-2

Statements of operations for the years ended
       December 31, 1998 and 1997                                 F-3

Statements of changes in stockholders' equity
       for the years ended December 31, 1998 and 1997             F-4

Statements of cash flows for the years ended
     December 31, 1998 and 1997                                   F-5

Notes to financial statements                                     F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
ObjectSoft Corporation
Hackensack, New Jersey


We have audited the accompanying balance sheet of ObjectSoft Corporation as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of ObjectSoft Corporation as of December 31, 1998 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




Richard A. Eisner & Company, LLP


Florham Park, New Jersey
February 20, 1999
With regard to Note A[1]
March 19, 1999


OBJECTSOFT CORPORATION

Balance Sheet
December 31, 1998




ASSETS
Current assets:
   Cash and cash equivalents                                                                              $           982,006
   Accounts receivable, less allowance for doubtful accounts of $75,000                                                77,440
   Prepaid expenses and other current assets                                                                          195,367
   Deferred tax asset                                                                                                 360,000
                                                                                                          -------------------

      Total current assets                                                                                          1,614,813

Furniture and equipment, at cost, net of accumulated depreciation                                                     666,994
Capitalized software                                                                                                   58,790
Note receivable - officer/shareholder                                                                                 440,000
Other assets                                                                                                          156,510
                                                                                                          -------------------

                                                                                                          $         2,937,107
LIABILITIES
Current liabilities:
   Current portion of long-term debt                                                                      $            15,494
   Current portion of obligations under capital lease                                                                  21,268
   Accounts payable                                                                                                   522,383
   Accrued expenses                                                                                                   118,401
   Other liabilities                                                                                                    4,413
                                                                                                          -------------------

      Total current liabilities                                                                                       681,959

Long-term debt                                                                                                         12,816
Obligations under capital lease                                                                                        48,621

      Total liabilities                                                                                               743,396

Commitments

STOCKHOLDERS' EQUITY
6% non-voting  convertible  preferred stock, $100 par, authorized 20,000 shares;
issued
   and outstanding 10,500 shares                                                                                    1,050,000
Common stock, $.0001 par, authorized 20,000,000 shares, issued and outstanding
   6,850,769 shares                                                                                                       685
Additional paid-in capital                                                                                          8,327,718
Accumulated deficit                                                                                               (7,184,692)
                                                                                                          ------------------

      Total stockholders' equity                                                                                    2,193,711

                                                                                                          $         2,937,107


See notes to financial statements



OBJECTSOFT CORPORATION

Statements of Operations



                                                                                                   Year Ended
                                                                                                  December 31,

                                                                                             1998                  1997
                                                                                             ----                  ----

Revenues:
    Development and training                                                         $      43,672         $     266,853
     Rental income                                                                          116,793               364,314
                                                                                      -------------         -------------

          Total revenues                                                                    160,465               631,167
                                                                                      -------------         -------------

Expenses:
     Cost of services:
          Development and training                                                          334,503               346,767
          Rentals                                                                           331,587               426,755
     Research and development                                                               490,558               613,000
     General and administrative                                                           1,930,255             1,766,333
                                                                                       ------------         -------------

          Total expenses                                                                  3,086,903             3,152,855
                                                                                       ------------         -------------

Loss from operations                                                                     (2,926,438)           (2,521,688)
                                                                                       ------------          ------------

Other income (expense):
     Realized and unrealized gain (loss) on marketable securities                            (7,041)              137,927
     Interest and dividend income                                                            72,891               126,562
     Interest expense                                                                       (14,082)              (12,673)
     Loss on uncollectible loan                                                                                  (250,000)
                                                                                      -------------         -------------

          Total other income                                                                 51,768                 1,816
                                                                                      -------------         -------------

Loss before income tax benefit                                                           (2,874,670)           (2,519,872)
Income tax benefit                                                                          360,000
                                                                                      -------------         -------------

Net (loss)                                                                              $(2,514,670)          $(2,519,872)
                                                                                        ===========           ===========

Basic and diluted net loss per share                                                   $     (0.55)           $     (0.62)
                                                                                       ============           ===========




See notes to financial statements



OBJECTSOFT CORPORATION

Statements of Changes in Stockholders' Equity
Years Ended December 31, 1998 and 1997


                                    6% Series C           6% Series D
                                    Non-Voting             Non-Voting
                                    Convertible           Convertible                             Additional
                                  Preferred Stock       Preferred Stock        Common Stock        Paid-in
                                Shares       Amount     Shares    Amount       Shares    Amount    Capital    (Deficit)     Total
                                 -----       ------     ------    ------       ------    ------    -------    ---------     -----


Balance, January 1, 1997                                                      4,022,676  $ 402  $6,878,868  $(2,150,150) $4,729,120

Compensatory warrant                                                                                 4,000                   4,000

Exercise of warrants and
   nonemployee options                                                           60,000      6      59,994                   60,000

Net loss                            --------- ---------- -------- ---------  ------------ ----- ----------   (2,519,872) (2,519,872)


Balance, December 31, 1997                                                    4,082,676    408   6,942,862   (4,670,022)  2,273,248

Common stock, net of costs                                                      719,444     72     336,561                 336,633

Issuance of Series C
   preferred stock                    12,480   $1,248,000                       57,778      6    (132,506)               1,115,500

Compensatory warrants
   and common stock                                                             50,000      5      12,995                   13,000

Conversion of Series C preferred
   stock to common stock             (12,480)  (1,248,000)                   1,940,871    194   1,247,806                        0

Issuance of Series D
   preferred stock                                          10,500 $1,050,000                      (80,000)                970,000

Net loss                                                                                                     (2,514,670) (2,514,670)
                                    ------------------------------------------------------------------------------------------------

Balance, December 31, 1998                  0   $        0  10,500 $1,050,000 6,850,769  $ 685  $8,327,718 $ (7,184,692) $2,193,711
                                    ================================================================================================


See notes to financial statements



OBJECTSOFT CORPORATION


Statements of Cash Flows


                                                                                            Year Ended
                                                                                           December 31,
                                                                                     1998                 1997
                                                                                     ----                 ----

Cash flows from operating activities:
     Net (loss)                                                                    $(2,514,670)        $(2,519,872)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
         Depreciation and amortization                                                 362,407             330,393
         Deferred tax benefit                                                         (360,000)
         Warrants and common stock issued for services rendered                         13,000               4,000
         Loss on uncollectible loan                                                                        250,000
         Provision for uncollectible accounts                                           75,000
         Unrealized (gain) loss on marketable securities                                65,938             (65,938)
         Changes in:
              Marketable securities                                                    850,000            (850,000)
              Accounts receivable                                                      212,419            (358,959)
              Prepaid expenses and other current assets                                 39,783             (54,687)
              Other assets                                                             (85,663)             59,627
              Accounts payable                                                         225,725             176,444
              Accrued expenses                                                          33,841             (17,312)
              Other liabilities                                                          2,250              (7,622)
                                                                                  ------------        ------------

               Net cash used in operating activities                                (1,079,970)         (3,053,926)
                                                                                  ------------        ------------

Cash flow from investing activities:
     Increase in bank overdraft                                                                             62,907
     Loan receivable                                                                                      (250,000)
     Capital expenditures                                                             (475,811)            (92,486)
     Capitalized software                                                              (72,027)            (37,909)
     Note receivable - officer/shareholder                                                                (637,000)
     Repayment of note receivable - officer/shareholder                                                    197,000
     Note receivable - other                                                            25,000             (25,000)
                                                                                  ------------        ------------

              Net cash used in investing activities                                   (522,838)           (782,488)
                                                                                  ------------        ------------

Cash flow from financing activities:
     Repayment of note payable                                                         (16,663)             (3,403)
     Proceeds from issuance of common stock                                            336,633
     Proceeds from exercise of warrants and nonemployee options                                             60,000
     Principal payments on obligations under capital leases                            (30,111)            (50,086)
     Proceeds from issuance of preferred stock                                       2,085,500
                                                                                  ------------         -----------

              Net cash provided by financing activities                              2,375,359               6,511
                                                                                  ------------         -----------

Net increase (decrease) in cash and cash equivalents                                   772,551          (3,829,903)
Cash and cash equivalents, beginning of period                                         209,455           4,039,358
                                                                                  ------------         -----------

Cash and cash equivalents, end of period                                          $    982,006         $   209,455
                                                                                  ============         ===========


Supplemental disclosures of cash flow

     Cash paid for interest                                                       $    11,720         $    12,673
                                                                                   ===========         ===========

See notes to financial statements

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company:

       ObjectSoft Corporation (the "Company") is currently engaged in the business of providing transaction based and advertising supported services over the Internet and through public access kiosks. Its kiosks may be sold to others or operated by the Company for operating income.

       The Company raised an additional $1,800,000 (net of expenses) in a private offering of equity securities in March 1999.

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

Software revenue recognition policies:

       The Company is engaged as a developer in a number of software transactions. Generally, revenue from generic software is recognized upon delivery of the software. After the sale, if significant obligations remain or significant uncertainties exist about customer acceptance of the software, revenue is deferred until the obligations are satisfied or the uncertainties are resolved. Revenue from software services is recognized as the services are performed. Revenue from software leased through the Internet (generally one year) is deferred and amortized over the lease term. Revenue from custom software development is recognized based upon its percentage completion.

Software development costs:

       The Company capitalizes software development costs when project technological feasibility is established and concluding when the project is ready for release. Research and development costs related to software development are expensed as incurred.

       The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining economic useful life of the product or both may vary in the near term.

Marketable securities

       During 1998 and 1997, the Company bought and held marketable equity securities for the purpose of selling them in the near term and were classified as trading securities. Changes in fair value of trading securities during the period are reported in earnings.

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for income taxes:

       Deferred income taxes arise from temporary differences resulting primarily from income and expense items being reported on an accrual basis for financial reporting purposes and on a cash basis for tax purposes, capitalized software and net operating loss carryforwards.

Stock-based compensation:

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") allows companies to either expense the estimated fair value of stock options granted to employees or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note H to the financial statements for further information.

Per share data:

       The basic and diluted per share data has been computed on the basis of the loss for each year divided by the weighted average number of shares of common stock outstanding. The weighted average shares of common stock outstanding for the years ended December 31, 1998 and 1997 aggregated 4,548,696 and 4,066,994, respectively.

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

Recent accounting pronouncement:

       In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98- 1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal uses including the requirements to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect on its capitalization policy.

NOTE B - NOTE RECEIVABLE OFFICER/SHAREHOLDER

The note receivable is due from the chairman of the Company's board of directors and is collateralized by contract rights to receive an option convertible into marketable securities. It was initially due November 1997 and was extended to May 1998 and further extended to May 31, 1999 and bears interest at 8 percent per annum.

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - FURNITURE AND EQUIPMENT

As of December 31, 1998, furniture and equipment consists of:



               Kiosks                                        $   961,478
               Furniture and other equipment                     306,274
                                                            ------------

                                                               1,267,752
               Accumulated depreciation                          600,758

                                                             $   666,994
                                                            ============


Depreciation expense aggregated $270,939 and $202,597 for the years ended December 31, 1998 and 1997, respectively. Included in furniture and other equipment are assets under capital leases with costs of $157,382. Accumulated depreciation on these assets aggregated $68,704. Depreciation expense on equipment under capital lease aggregated $33,389 and $32,041, for the years ended December 31, 1998 and 1997, respectively.

During 1998 and 1997, the Company acquired equipment under capital lease aggregating $47,177 and $18,834, respectively.

NOTE D - CAPITALIZED SOFTWARE

During the years ended December 31, 1998 and 1997, the Company capitalized software development costs which aggregated $72,027 and $37,909, respectively. Amortization of capitalized software costs aggregated $91,468 and $127,796 for the years ended December 31, 1998 and December 31, 1997, respectively.

NOTE E - OBLIGATIONS UNDER CAPITAL LEASE

Minimum future lease payments under capital leases expiring through 2002, as of December 31, 1998 are as follows:


       Year Ending                                               Amount
       December 31,                                              ------
       ------------
         1999                                                    $   33,826
         2000                                                        31,408
         2001                                                        22,723
         2002                                                         4,580
                                                               ------------
                                                                     92,537


Less amount representing interest                                    22,648
                                                               ------------
Present value of net minimum lease payments                          69,889
Due within one year                                                  21,268

Due after one year                                              $    48,621
                                                               ============

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE F - LONG-TERM DEBT

Long-term debt as of December 31, 1998 consists of:


          Note payable collateralized by equipment,
               interest at 8.65%, principal and interest
               of $797, due in monthly installments
               through July 1999                                      $   5,413

          Note payable collateralized by equipment,
               interest at 15.44%, principal and interest
               of $1,077, due in monthly installments
               through January 2001                                      22,897
                                                                       --------
                                                                         28,310
          Current portion of long-term debt                              15,494

          Long-term debt                                               $ 12,816
                                                                       ========

As of December 31, 1998, annual maturities of long-term debt outstanding are as follows:



                    Year Ended                             Amount
                   December 31,                            ------
                   ------------
                                                           $ 15,494
                       1999                                  11,754
                       2000                                   1,063
                       2001

NOTE G - ACCRUED EXPENSES:

Accrued expenses are:


                    Accrued rents                           $  39,401
                    Accrued legal fees                         40,000
                    Other                                      39,000
                                                           ----------

                                                             $118,401
                                                           ==========



NOTE H - STOCKHOLDERS' EQUITY

Preferred stock:

In September 1998, the Company issued 12,000 shares of Series C 6% convertible preferred stock, warrants to purchase 24,000 shares of common stock at $3.04 per share ("warrant A") and warrants to purchase 24,000 shares of common stock at $3.16 per share ("warrant B") for $1,115,500, net of costs. Additionally, the placement agents received 480 shares of the Series C preferred stock, warrant A `to purchase 29,000 shares of common stock and 57,778 shares of common stock. In November 1998, all of the outstanding Series C preferred stock were converted into 1,940,871 shares of common stock. The warrants expire in May 2003.

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

In December 1998, the Company issued for $970,000, net of costs, 10,000 shares of Series D 6% cumulative convertible preferred stock and warrants to purchase 50,000 shares at $2.44 per share expiring December 2003. Additionally, the placement agent received 500 shares of Series D preferred stock and aforementioned warrants to purchase 40,000 shares. The preferred stock is convertible any time after March 1, 1999. The number of shares of common stock to be issued upon conversion shall be determined by dividing $1,050,000 by the lesser of (i) 80% of the average closing bids for the Company's common stock for the five business days ending one day prior to the conversion or (ii) $2.03.

Stock options and warrants:

The Company has warrants outstanding, expiring in April 2000, to purchase 143,333 shares of common stock at an exercise price of $0.50.

In 1995, the Company granted an option to purchase 100,000 shares of common stock at $1.00 per share in exchange for consulting services. The options are exercisable through September 2000. In 1996, in exchange for an additional $5,000 payment to the option holder, the Company canceled the option on 50,000 shares. During 1997, the remaining options were exercised.

In 1996, the Company granted a warrant to purchase 10,000 shares of common stock at $1.00 per share in exchange for $20,000 of professional services to be rendered during the vesting period. This warrant, which was exercised in 1997, vested ratably over a ten month period ending March 1997. During 1997, the Company recognized expense of $4,000.

In connection with the redemption of preferred stock in 1996, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $7.00. The warrant expires November 1999.

In July 1998, the Company repriced all employee stock options to the then current market value of $1.45. In conjunction with the repricing, the vesting periods were extended.

In November 1998, the Company issued warrants to purchase 675,000 shares of common stock at price ranging from $1.00 to $5.00 per share and 50,000 shares of common stock in exchange for professional services to be performed substantially over a 24 month period. The estimated fair value of the warrants and stock at date of issue aggregated $248,000 and is being amortized over 24 months. During the year ended December 31, 1998, the Company recognized an expense of $13,000.

The Company maintains a stock option plan ("Plan") pursuant to which 750,000 shares of common stock are reserved for issuance upon exercise of either incentive or non incentive stock options which may be granted from time to time by the Board of Directors to employees and others. In July 1998, the stockholders approved increasing the shares reserved under the Plan for 250,000 shares to 750,000 shares.

The Company recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of valuing the options, on 1998 and 1997 net loss is not necessarily representative of the effects on reported net earnings or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss in 1998 would have been approximately $2.6 million or $(0.57) per share and the pro forma net loss in 1997 would have been approximately $2.7 million or $(0.67) per share.

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Stock options and warrants: (continued)

The fair value of each option granted in 1998 and 1997 has been estimated on the date of grant using the Black- Scholes options pricing model with the following assumption: no dividends yield, expected volatility of 40%, risk free interest rates of 5.50% and 5.36%, respectively, and expected lives of approximately four and half years for the 1997 options and three years for the 1998 options. The fair value of options granted during 1998 and 1997 were $0.48 and $2.18 per share, respectively.

As of December 31, 1998, 4,276,387 shares were reserved for issuance of shares for outstanding warrants and options.

The following summarizes stock option transactions under the Plan:


                                                Year Ended December 31,
                                              1998                   1997
                                              ----                   ----
                                              Weighted             Weighted
                                               Average              Average
                                              Exercise             Exercise
                                          ---------------       ----------------
                                          Shares    Price       Shares     Price
                                          ------    -----       ------     -----

Outstanding options at the beginning
     of year                              250,000   $3.96       145,000   $3.43
Options granted                           435,000    1.45       110,000    4.64
Options expired or canceled              (293,333)   3.59        (5,000)   3.50
                                         --------              --------
Outstanding options at the end of year    391,667   $1.45       250,000   $3.96
                                         ========              ========

The following table summarizes information about the plan's options outstanding as of December 31, 1998:


                       Options Outstanding             Options Exercisable
                       -------------------             -------------------
                             Weighted
                             Average
                            Remaining       Weighted                 Weighted
 Range of                  Contractual      Average                  Average
 Exercise    Number            Life         Exercise    Number       Exercise
  Prices   Outstanding      (In Years)       Price    Exercisable     Price
---------  -----------     -----------      -------   -----------    ---------

   $1.45     391,667            4.5           $1.45     161,389        $1.45


NOTE I - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 is as follows:


       Net operating losses carryforward               $3,004,000
       Accrual to cash adjustment                          72,000
       Capitalized software                               (10,000)
       Depreciation                                        25,000
       Research and development credits                    75,000
       Valuation allowance                             (2,806,000)
                                                       ----------

       Net deferred tax asset                        $     60,000
                                                     ============

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE I - INCOME TAXES

In accordance with New Jersey statutes, the Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits accordingly, a state income tax benefit and deferred tax asset has been recognized in 1998. There was no provision for income taxes for the year ended December 31, 1997.

During the years ended December 31, 1998 and 1997, the benefit for deferred taxes before change in valuation allowances aggregated $326,000 and $1,437,000, respectively, which the valuation allowance as of December 31, 1998 and 1997 were $2,411,000 and $2,229,000, respectively and the change in valuation allowances for the years ended December 31, 1998 and 1997 were $507,000 and $956,000, respectively.

The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit for each of the years ended December 31, 1998 and 1997, respectively, is summarized as follows:


                                                       1998         1997
                                                       ----         ----

Statutory federal income tax rate                       34.0%        34.0%
State income tax benefit, net of federal tax effect      9.5
Increase in valuation allowance                        (31.4)       (41.7)
Research and development credit                                       2.6
Miscellaneous                                            2.3          5.1
                                                      ------       ------

Effective income tax rate                               14.4%         0.0%
                                                      ======       ======

As of December 31, 1998, the Company had a net operating loss carryforward of $7,346,000 for federal income tax purposes, which expires through 2018.


NOTE J - EMPLOYEE BENEFIT PLAN

The Company maintains a noncontributory Employee Savings Plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the Plan.


NOTE K - FINANCIAL INSTRUMENTS, REVENUES AND OTHER MATTERS

1.     Cash and cash equivalents:

       The Company places its cash and cash equivalents in a commercial bank. At times, the cash balances exceed federally insured limits.

2.     Revenues:

       For the years ended December 31, 1998 and 1997, 73 percent and 84 percent of revenues, respectively, were derived from one customer.

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE K - FINANCIAL INSTRUMENTS, REVENUES AND OTHER MATTERS

3.      Microsoft Corporation:

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

NOTE L - COMMITMENTS

1.     Lease income:

       The Company leases five kiosks, hardware and software to the City of New York. All rental income relates to this agreement. Additionally, the Company can earn fees based upon the number of transactions effectuated in the kiosks. Effective January 1998, the Company extended its agreement with the City of New York through June 1999. Under the terms of this agreement, the annual rental income is $117,000.

2.     Lease:

       The Company leases office space and equipment under operating leases with initial or remaining terms of one year or more through 2003. Minimum annual rentals are as follows:



                      Year Ending                     Amount
                      December 31,                    -------
                      ------------
                                                      $112,289
                            1999                       117,356
                            2000                       103,544
                            2001                        97,666
                            2002                        24,685
                            2003                    ----------
                                                      $455,540
                                                    ==========

      Rent expense approximated $100,023 and $77,900, for the years ended December 31, 1998 and 1997, respectively.

3.    EMPLOYMENT AGREEMENTS

      The Company previously entered into employment agreements with two key executives expiring in December 2001. Under the terms of the agreements, the aggregate current annual compensation is $215,000 per executive. Additionally, the agreements include provisions for bonuses (aggregating the sum of 5 percent of earnings before depreciation, interest, taxes and amortization and other amounts, if any, to be determined by the board of directors), increases in compensation and severance payment based upon certain events.

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
NOTE M - LOSS ON UNCOLLECTIBLE LOAN

During 1997, the Company entered into a letter of intent to acquire another software company. Concurrently, the Company loaned this company $250,000. The acquisition has been cancelled and the loan written off as uncollectible.

NOTE N - ADVERTISING COSTS

Advertising  costs are charged to operations in the year incurred and aggregated
$40,723  and  $40,521  for  the  years  ended   December   31,  1998  and  1997,
respectively.

                                  EXHIBIT INDEX

Exhibit No.           Description
----------            ------------

  2.1      *   Certificate of Ownership and Merger of ObjectSoft Corporation
               (a New Jersey corporation) into the Company
  2.2      *   Plan of Merger of ObjectSoft Corporation (a New Jersey
               corporation) into the Company
  3.1(a)   *   Certificate of Incorporation of the Company
  3.1(b)   x   Amendment to Certificate of Incorporation of the Company
  3.2(a)   *   By-laws of the Company
  3.2(b)   x   Amended and Restated By-laws of the Company
  4.1      *   Form of Representative's Unit Purchase Option Agreement
  4.2      *   Specimen Certificate of the Company's Common Stock
  4.3      *   Form of Class A  Warrant Agreement, including form of Class A
               Warrant
  4.4      o   Amended and Restated 6% Series D Convertible Preferred Stock
               Subscription Agreement, dated as of December 30, 1998
  4.5      o   Certificate of Designation of Series D Preferred Stock
  4.6      o   Amended Certificate of Designation of Series D Preferred Stock

  4.7      o   Form of  Investor's  Warrant for December  1998  financing
  4.8      o   Registration Rights Agreement dated as of December 30, 1998
  4.9     []   6% Series E Convertible Preferred Stock Subscription
               Agreement dated as of March 17, 1999
  4.10    []   Certificate of  Designation of Series E Preferred  Stock
  4.11    []   Amended  Certificate of Designation of Series E Preferred Stock
  4.12    []   Form of Investors' Warrant for March 1999 financing
  4.13    []   Registration Rights Agreement dated as of March 17, 1999
  10.1+    *   Employment  Agreement  dated as of July 1,  1996  between  the
               Company and
               David E. Y. Sarna
  10.2+    *   Employment Agreement dated as of July 1, 1996 between the Company and George J. Febish
  10.3+    *   1996 Stock Option Plan
  10.4     *   Form of Bridge Loan Promissory Note
  10.5     *   Form of Bridge Loan Warrant
  10.6     *   Form of Warrant  Agreement with placement  agent for Bridge Loan
               Offering
  10.7     *   Form  of   Subscription   Agreement  and  Investment
               Representation of Investor with
               each of the investors in the July 1996 Offering.
  10.8     *   Form of July 1996 Warrant Agreement
  10.9     *   Form of Warrant  Agreement  with  placement  agent for July 1996
               Offering
  10.10    *   Agreement,  dated January 11, 1996, as amended,  with
               the City of New York
               (Department of Information Technology and Telecommunications)
  10.11    *   Cooperation Agreement with Microsoft Corporation, dated November
               7, 1995
  10.12    *   Agreement with ACORD Corporation dated July 5,1995
  10.13    *   Form of Investor Warrant
  10.14+   *   Form of Officer Warrant
  10.15    *   Cyndel Warrant
  10.16    **  Promissory Note between David E.Y. Sarna and the Company, dated
               January 2, 1997
  10.17    **  Security Agreement between David E. Y. Sarna and the Company, dated March 18, 1998
  27.1         Financial Data Schedule

---------------------

*        Denotes   Exhibits   incorporated   by  reference  to  the   Company's
         Registration Statement on Form SB-2 (Registration No. 333-10519).
** Denotes Exhibits incorporated by reference to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
+        Management contract or compensatory plan or arrangement.
x Denotes Exhibits incorporated by reference to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1996.
o Denotes Exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 1999.
[]       Denotes  Exhibits  incorporated  by reference to the Company's
         Current Report on Form 8-K filed on March 23, 1999.