Form 10QSB
period 1999-03-31
OBJECTSOFT CORP
filed 1999-05-17
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1999

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                   May 12, 1999

Common Stock, $.0001 par value         7,152,238
Redeemable Class A Warrants            1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

OBJECTSOFT CORPORATION



                    INDEX


                                                       Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-
        March 31, 1999 and December 31, 1998             1

        Condensed Statements of Operations
           Three Months Ended March 31, 1999
           and 1998                                      2

        Condensed Statements of Cash Flows
           Three Months Ended March 31, 1999
           and 1998                                      3


     Notes to Condensed Financial Statements             4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                             5

Part II Other Information

    Item 6.Exhibits and reports on Form 8-K             10

Signatures                                              11

Exhibit index                                           12

Exhibit 27  Article 5 Financial Data Schedule           13

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS --MARCH  31, 1999 (Unaudited)
AND DECEMBER 31, 1998
                                               March          December
                                              31, 1999        31, 1998
                                            ------------    ------------
        ASSETS
Current assets:
   Cash and cash equivalents                   $977,338        $982,006
   Marketable securities                        504,256
   Accounts receivable                           80,326          77,440
   Prepaid expenses and other
        current assets                          337,824         195,367
   Note receivable - other
   Deferred tax asset                           480,000         360,000
                                            ------------    ------------
   Total current assets                       2,379,744       1,614,813
Equipment, at cost, net of
   accumulated depreciation                     881,075         666,994
Capitalized software                             87,251          58,790
Notes  receivable-
   officer/ shareholder                         440,000         440,000
Other assets                                    114,664         156,510
                                            ------------    ------------
T O T A L                                     3,902,734       2,937,107
                                            ============    ============

        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                    $13,597         $15,494
   Current portion of obligations
        under capital lease                      22,659          21,268
   Accounts payable                             240,415         522,383
   Accrued expenses                             137,583         118,401
   Other current liabilities                      2,473           4,413
                                            ------------    ------------
Total current liabilities                       416,727         681,959
                                            ------------    ------------

Long-term debt                                   10,045          12,816
Obligations under capital lease                  40,922          48,621
                                            ------------    ------------
Total Liabilities                               467,694         743,396
                                            ------------    ------------

        STOCKHOLDERS' EQUITY

6% non-voting convertible preferred
   stock, $100 par, authorized 20,000 shares
   issued and outstanding 10,500 shares       1,050,000       1,050,000
6% non-voting convertible preferred
   stock, $100 par, authorized 25,000 shares
   issued and outstanding 21,000 shares       2,100,000
Common stock, $.0001 par value; authorized
   20,000,000 shares; issued and outstanding
   6,850,769 shares at December 31, 1998,
   and 6,960,135 at March  31, 1999                 696             685
Additional paid-in capital                    8,106,120       8,327,718
Accumulated deficit                          (7,821,776)     (7,184,692)
                                            ------------    ------------
   Total stockholders' equity                 3,435,040       2,193,711
                                            ------------    ------------
T O T A L                                    $3,902,734      $2,937,107
                                            ============    ============
                                -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 1999 AND MARCH 31, 1998
UNAUDITED


                                            Three Months Ended March 31,
                                                1999           1998*
                                            ------------    ------------
Sales and services                              $45,350         $44,291
                                            ------------    ------------

Expenses:
   Cost of sales and services                   187,351         183,356
   Research and development                      78,911         147,340
   General and administrative                   522,588         468,812
                                            ------------    ------------

        Total expenses                          788,850         799,508
                                            ------------    ------------

        Loss from operations                   (743,500)       (755,217)
                                            ------------    ------------
Other income(expense):
   Realized and unrealized (loss) on
      marketable securities                     (10,265)         (1,846)
   Interest and dividend income                   2,800          34,371
   Interest expense                              (6,119)         (2,927)
                                            ------------    ------------
        Total other income (expense)            (13,584)         29,598
                                            ------------    ------------

Loss before income tax benefit                 (757,084)       (725,619)
Income tax benefit                              120,000          90,000
                                            ------------    ------------

NET (LOSS)                                    ($637,084)      ($635,619)
                                            ------------    ------------


BASIC AND DILUTED NET (LOSS) PER SHARE           ($0.18)         ($0.16)
                                            ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,924,421       4,082,676
                                            ============    ============

* Adjusted for year end audit adjustments

                                             -2-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
UNAUDITED
                                            Three Months Ended March 31,
                                                1999           1998*
                                            ------------    ------------
Cash flows from operating activities:
Net (loss)                                    ($637,084)      ($635,619)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                115,288          81,825
   Changes in operating assets and
        liabilities:
   (Increase) decrease in:
        Marketable securities                  (504,256)        583,703
        Accounts receivable                      (2,886)        167,995
        Other current assets                   (142,457)        (15,807)
        Note receivable- other                                    8,360
        Deferred tax asset                     (120,000)        (90,000)
        Other assets                             41,846
   Increase (decrease) in:
        Accounts payable                       (281,968)       (160,061)
        Accrued expenses and
                 other liabilities               17,242          25,629
                                            ------------    ------------
Net cash used in operating activities        (1,514,275)        (33,975)
                                            ------------    ------------
Cash flow from investing activities:
Capital expenditures                           (289,570)        (23,869)
Capitalized software and courseware             (68,260)        (24,500)
                                            ------------    ------------
Net cash (used in) investing activities        (357,830)        (48,369)
                                            ------------    ------------
Cash flow from financing activities:
Proceeds from exercise of warrants
   and nonemployee options                       38,413
Proceeds from issuance of preferred stock     1,840,000
Principal payments on obligations
   under capital leases                          (6,308)        (12,249)
Repayment of long-term debt                      (4,668)         (2,104)
                                            ------------    ------------
Net cash provided by financing activities     1,867,437         (14,353)
                                            ------------    ------------


NET (DECREASE) IN CASH                           (4,668)        (96,697)

Cash, beginning of period                       982,006         209,455
                                            ------------    ------------
Cash, end of period                            $977,338        $112,758
                                            ============    ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                            $6,119          $2,927
                                            ============    ============
* Adjusted for year end audit adjustments
                                     -3-


OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss increased by the dividends accruing on the cumulative preferred stock.

Note C - Subsequent Events

In April, 1999, the Company entered into a sale and leaseback agreement in which the Company received $123,200. The net book value of the assets sold was approximately $85,000.

Item 2.

OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: limited operating history; history and expectation of future losses and an accumulated deficit;
dilution of the value of the Company's common shares as a result of the conversion of the Series D and Series E preferred stock and the exercise of the warrants issued in the December 1998 and March 1999 private placements; need for additional financing; the uncertainty of acquiring additional financing; change in the Company's operating focus; dependence on a new untested product; dependence on certain licenses, installation and maintenance services ; uncertainty about the Company's product development ; vulnerability to technological changes; need to be continuously accepted in rapidly changing markets; significant competition; difficulty complying with government contract requirements and government regulation ;
strategic relationship with Microsoft affects the Company's sales, marketing, support activities and product development;
dependence upon common carriers and Internet access providers;
dependence on the Internet; limited customer base; risk involved in manufacturing activities; potential fluctuation in the Company's quarterly operating results; dependence upon key members of the Company's management; dependence on ability to attract and retain employees and contract providers ;
dependence upon proprietary technology; exposure to risk of system failure; risks associated with the security of the Company's systems and liability risks; risk of liability due to future regulation of the Internet access industry; current management has continuing control of the Company; no anticipation of the payment of dividends; shares that are eligible for sale in the future may affect the market price of the Company's common stock; no assurance of continued Nasdaq listing; subject to penny stock regulations; risk related to the year 2000 issue ; the possible negative effect of anti-takeover provisions, a staggered board and provisions relating to stockholder actions; limitations on the liability of directors and officers of the Company general economic conditions, and other risks described elsewhere herein and in and in the Company's Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission on April 30, 1999.

Results of Operations
Three Months Ended March 31, 1999 Compared With Three
Months Ended March 31, 1998

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1999.

Net revenues increased by $1,059 or 2% to $45,350 for the three months ended March 31, 1998 from $44,291 for the three months ended March 31, 1997. The change was due to the initial shipment of FastTake product in March, 1999. Significant shipments of FastTake began in April, 1999, which are not reflected in these financial statements

Cost of services increased by $3,995 or 2% to $187,351 for the three months ended March 31, 1999 from $183,356 for the three months ended March 31, 1998, due to normal increases in expenses.

Research and development expenses decreased by $68,429 or 46% to $78,911 for the three months ended March 31, 1999 from $147,340 for the three months ended March 31, 1998, due to a decrease in personnel devoted to research and development in connection with the Company's expansion into San Francisco, which was terminated in March,1999.

General and administrative expenses increased by $53,776 or 11% to $522,588 for the three months ended March 31, 1999 from $468,812 for the three months ended March 31, 1998, due principally to increases in marketing expenses relating to the Company's new product FastTake.

Other income decreased by $43,182 to ($13,584)for the three months ended March 31, 1999 from $29,598 for the three months ended March 31, 1998, due to lower investments.

The net loss increased by $1,465 or .2% to $637,084 for the three months ended March 31, 1999 from $635,619 for the three months ended March 31, 1998, due to an increase in marketing expenses related to FastTake offset by a decrease in research and development related to the Company's expansion into San Francisco.

Liquidity and Capital Resources

For the three months ended March 31, 1999 the Company incurred a net loss of $637,084. The accumulated deficit increased to $7,821,776 as the Company continues to incur operating losses as expenses exceed revenue. The Company had working capital of $1,963,017 as of March 31, 1999 as compared to $932,854 as of December 31, 1998, or a increase of $1,030,163. Capital expenditures and capitalized software amounted to $357,830.

     The Company expects to fund the deployment of additional FastTake and other kiosks, and make kiosk related acquisitions, from available working capital and from funds that will be derived from future operating revenues. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms.

     The Company raised $1,800,000 (net of expenses) in connection with a private financing of Series E Preferred Stock consummated on March 17, 1999. The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. On February 19, 1999, the Company entered into a letter of intent with a New York Stock Exchange member firm for a proposed underwritten secondary public offering of up to $20 million of Common Stock. The proposed public offering would be made only by means of a prospectus. However, no assurance can be given that the Company will be successful in consummating such an offering or raising any additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it might be forced to curtail the scope of its operations.

The Company anticipates that it's existing working capital will be sufficient to fund its operations at least through October 31, 1999. Continuing operations thereafter will depend on cash flow operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance, however, that such funds will be available.

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

Inflation and Seasonality

The rate of inflation was insignificant during the quarter ended March 31, 1999. The Company continually reviews its costs in relation to the pricing of its products and services.

The Company's business is not seasonal.

PART II
OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits -
               Exhibit 27- Financial Data Schedule

          (b)  Reports on Form 8-K

          On January 15, 1999, the Company filed a report on Form 8-K regarding the financing through the issuance of $1,000,000 of 6% Series D Preferred Convertible Stock.

            On March 23, 1999, the Company filed a report on Form 8-K regarding the financing through the issuance of $2,000,000 of 6% Series E Preferred Convertible Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               OBJECTSOFT CORPORATION




     BY   __________________________________________
                    David E. Y. Sarna, Co-Chief
                    Executive Officer and Secretary


May 17, 1999

                   OBJECTSOFT CORPORATION

                        Exhibit Index



Exhibit Number                              Page #

 27        Financial Data Schedule             13