Form 10QSB
period 1999-06-30
OBJECTSOFT CORP
filed 1999-08-16
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended June 30, 1999

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                       August 12, 1999

Common Stock, $.0001 par value                  9,260,639
Redeemable Class A Warrants                     1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

           OBJECTSOFT CORPORATION



                    INDEX


                                                        Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-                           1
           June 30, 1999

        Condensed Statements of Operations
           Three Months and Six Months Ended
           June 30, 1999 and 1998                           2

        Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 1999
           and 1998                                         3


        Notes to Condensed Financial Statements             4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                                5

Part II Other Information

    Item 4.Submission of Matters to a vote of
           Security Holders                                10

    Item 5.Other information                               12

    Item 6.Exhibits and reports on Form 8-K                14

Signatures                                                 15

Exhibit index                                              16

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- JUNE 30, 1999 (Unaudited)
                                                          June
                                                        30, 1999
                                                       ____________
        ASSETS
Current assets:
   Cash and cash equivalents                              $32,959
   Marketable securities                                  653,677
   Accounts receivable                                     99,216
   Prepaid expenses and other
        current assets                                    227,780
   Deferred tax asset                                     480,000
                                                      ------------
   Total current assets                                 1,493,632
Equipment, at cost, net of
   accumulated depreciation                             1,338,249
Capitalized software                                      183,790
Notes  receivable-
   officer/ shareholder                                   546,883
Other assets                                               94,196
                                                      ------------
T O T A L                                               3,656,750
                                                      ============

        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                              $12,867
   Current portion of obligations
        under capital lease                                40,267
   Accounts payable                                       643,988
   Accrued expenses                                       287,654
   Other current liabilities                                5,829
                                                      ------------
Total current liabilities                                 990,605
                                                      ------------

Long-term debt                                              7,165
Obligations under capital lease                           137,084
                                                      ------------
Total Liabilities                                       1,134,854
                                                      ------------



        STOCKHOLDERS' EQUITY
6% non-voting convertible preferred D
   stock, $100 par, authorized 20,000 shares
   issued and outstanding 7,000 shares                    700,000
6% non-voting convertible preferred E
   stock, $100 par, authorized 25,000 shares
   issued and outstanding 21,000 shares                 2,100,000
Common stock, $.001 par value; authorized
   20,000,000 shares; issued and outstanding
   6,850,769 shares at December 31, 1998,
   and 7,152,238 at June  30, 1999                            715
Additional paid-in capital                              8,457,901
Accumulated deficit                                    (8,736,720)
                                                      ------------
   Total stockholders' equity                           2,521,896
                                                      ------------
T O T A L                                              $3,656,750
                                                      ============
                               -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND THE SIX MONTHS ENDED JUNE  30, 1999 AND JUNE 30, 1998
UNAUDITED

                                        Three Months Ended       Six Months Ended
                                          June 30     June 30      June 30       June 30
                                              1999     1998*            1999      1998*
                                        -----------  ----------  ------------  ------------
Sales and services                    $     48,052 $    59,411 $      93,402 $     103,702
                                        -----------  ----------  ------------  ------------

Expenses:
   Cost of sales and services              227,248     178,355       414,599       361,711
   Research and development                 86,958     152,701       165,869       300,041
   General and administrative              626,504     435,781     1,149,092       904,593
                                        -----------  ----------  ------------  ------------

        Total expenses                     940,710     766,837     1,729,560     1,566,345
                                        -----------  ----------  ------------  ------------

        Loss from operations              (892,658)   (707,426)   (1,636,158)   (1,462,643)
                                        -----------  ----------  ------------  ------------
Other income(expense):
   Realized and unrealized gain(loss) on
      marketable securities                (23,340)     (5,089)      (33,605)       (6,935)
   Interest and dividend income             13,098      12,835        15,898        47,206
   Interest expense                        (10,244)     (3,248)      (16,363)       (6,135)
                                        -----------  ----------  ------------  ------------
        Total other income (expense)       (20,486)      4,498       (34,070)       34,136
                                        -----------  ----------  ------------  ------------

Loss before income tax benefit            (913,144)   (702,928)   (1,670,228)   (1,428,507)
Income tax benefit                               0      90,000       120,000       180,000
                                        -----------  ----------  ------------  ------------

NET (LOSS)                            $  ($913,144)$ ($612,928)$ ($1,550,228)$ ($1,248,507)
                                        ===========  ==========  ============  ============

BASIC AND DILUTED NET (LOSS) PER SHAR $     ($0.13)$     (0.14)$      ($0.31)$       (0.30)
                                        ===========  ==========  ============  ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       7,127,911   4,337,035     7,026,728     4,210,558
                                        ===========  ==========  ============  ============

* Adjusted for year end audit adjustments



OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
UNAUDITED
                                          Six Months Ended June 30,
                                              1999           1998*
                                          ------------    ------------
Cash flows from operating activities:
Net (loss)                                ($1,550,228)    ($1,248,507)
Adjustments to reconcile net loss to net
     cash (used in) operating activities:
   Depreciation and amortization              237,040         180,677
   Changes in operating assets and
     liabilities:
   (Increase) decrease in:
     Marketable securities                   (653,677)        816,938
     Accounts receivable                      (21,776)        115,827
     Other current assets                     (32,413)          6,461
     Note receivable- other                                    25,000
     Deferred tax asset                      (120,000)       (180,000)
     Notes receivable officer/shareholder    (106,883)
     Other assets                              62,314          52,100
   Increase (decrease) in:
     Accounts payable                         121,605        (160,785)
     Accrued expenses and
              other liabilities               170,669          44,752
                                          ------------    ------------
Net cash used in operating activities      (1,893,349)       (347,537)
                                          ------------    ------------
Cash flow from investing activities:
Capital expenditures                         (860,941)       (224,292)
Capitalized software and courseware          (172,354)        (31,754)
                                          ------------    ------------
Net cash (used in) investing activities    (1,033,295)       (256,046)
                                          ------------    ------------
Cash flow from financing activities:
Proceeds from issuance of stock in
   private placement                                          829,907
Proceeds from exercise of warrants
   and nonemployee options                     38,413
Proceeds from issuance of preferred stock   1,840,000
Principal payments on obligations
   under capital leases                       (15,738)        (23,765)
Proceeds from long-term debt                  123,200          22,196
Repayment of long-term debt                    (8,278)
                                          ------------    ------------
Net cash provided by financing activities   1,977,597         828,338
                                          ------------    ------------

NET (DECREASE) IN CASH                       (949,047)        224,755

Cash, beginning of period                     982,006         209,455
                                          ------------    ------------
Cash, end of period                           $32,959        $434,210
                                          ============    ============


SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                         $16,363          $6,135
                                          ============    ============
* Adjusted for year end audit adjustments
                                  -3-


OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999

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

Note C - Financing

In April, 1999, the Company entered into a sale and leaseback agreement in which the Company received $123,200. The original cost of the assets sold was approximately $85,000.

PART II
Item 2.
OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: limited operating history; history and expectation of future losses and an accumulated deficit;
dilution of the value of the Company's common shares as a result of the conversion of the Company's convertible preferred stock and the exercise of the warrants issued in various private placements; need for additional financing;
the uncertainty of acquiring additional financing;
change in the Company's operating focus; dependence on a new untested product; dependence on certain licenses, installation and maintenance services; uncertainty about the Company's product development; vulnerability to technological changes; need to be continuously accepted in rapidly changing markets; significant competition; difficulty complying with government contract requirements and government regulation; strategic relationship with Microsoft affects the Company's sales, marketing, support activities and product development; dependence upon common carriers and Internet access providers; dependence on the Internet; limited customer base; risk involved in manufacturing activities; potential fluctuation in the Company's quarterly operating results; dependence upon key members of the Company's management; dependence on ability to attract and retain employees and contract providers;
dependence upon proprietary technology; exposure to risk of system failure; risks associated with the security of the Company's systems and liability risks; risk of liability due to future regulation of the Internet access industry; current management has continuing control of the Company; no anticipation of the payment of dividends; shares that are eligible for sale in the future may affect the market price of the Company's common stock; no assurance of continued Nasdaq listing; subject to penny stock regulations; risk related to the year 2000 issue; the possible negative effect of anti-takeover provisions, a staggered board and provisions relating to stockholder actions; limitations on the liability of directors and officers of the Company; general economic conditions, and other risks described elsewhere herein and in the Company's Post-Effective Amendment to a Registration Statement on Form SB-2 dated May 20, 1999.

                           -5

Results of Operations
Three Months and Six Months Ended June 30, 1999 Compared With
Three Months and Six Months Ended June 30, 1998

The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1999.

During the three months ended June 30, 1999, the Company increased the number of FastTake kiosks operational in stores from 0 to 46 as of June 30, 1999. As of the date of this filing, 61 kiosks are installed. A total of 84 kiosks are scheduled to be installed by August 31, 1999, and 100 kiosks are expected to be installed by September 30, 1999.

Net revenues decreased by $11,359 or 19% to $48,052 for the three months ended June 30, 1999 from $59,411 for the three months ended June 30, 1998. Net revenues decreased by $10,300 or 10% to $93,402 for the six months ended June 30, 1999 from $103,072 for the six months ended June 30, 1998. The change was due to a decrease in the sale of equipment offset by revenues from the initial shipment of FasTake products in March, 1999.

Cost of services increased by $48,893 or 27% to $227,248 for the three months ended June 30, 1999 from $178,355 for the three months ended June 30, 1998. Cost of services increased by $52,888 or 15% to $414,599 for the six months ended June 30, 1999 from $361,711 for the six months ended June 30, 1999. Such increases were due to expenses incurred in installing the new FasTake products.

Research and development expenses decreased by $65,743 or 43% to $86,958 for the three months ended June 30, 1999 from $152,701 for the three months ended June 30, 1998, and decreased by $134,172 or 45% to $165,869 for the six months ended June 30, 1999 from $300,041 for the six months ended June 30, 1998, due to a decrease in personnel devoted to research and development in connection with the Company's expansion into San Francisco, which was terminated in March,1999.

General and administrative expenses increased by $190,723 or 44% to $626,504 for the three months ended June 30, 1999 from $435,781 for the three months ended June 30, 1998, and increased by $244,499 or 27% to $1,149,092 for the six months ended June 30, 1998 from $904,593 for the six months ended June 30, 1999, due principally to increases in professional fees related to the Company's search for financing and the ramp up of the sales effort for FasTake.

Other income decreased by $24,984 to $(20,486)for the three months ended June 30, 1999 from $4,498 for the three months ended June 30, 1998, and decreased by $68,206 to $(34,070) for the six months ended June 30, 1999 from $34,136 for the six months ended June 30, 1999,due to lower investments, unrealized losses in investments and an increase in interest expense which resulted from the Company's financing for some of its equipment.

The net loss increased by $300,216 or 49% to $913,144 for the three months ended June 30, 1999 from $612,928 for the three months ended June 30, 1999. The net loss increased by $301,721 or 24% to $1,550,228 for the six months ended June 30, 1999 from $1,248,507 for the six months ended June 30, 1999. The increase in losses were due to an increase in expenses related to Fastake, and related to search for financing offset by a decrease in research and development related to the Company's expansion into San Francisco, which was terminated.

Liquidity and Capital Resources

For the three months and for the six months ended June 30, 1999 the Company incurred a net loss of $913,144 and $1,550,228, respectively. The accumulated deficit increased to $8,736,720 as the Company continues to incur operating losses as expenses exceed revenue. The Company had working capital of $503,027 as of June 30, 1999 as compared to $932,854 as of December 31, 1999, or a decrease of $429,827. Capital expenditures and capitalized software amounted to $1,033,295.

The Company expects to fund the deployment of additional Fastake and other kiosks, and make kiosk related acquisitions, from available working capital and from funds that will be derived from future operating revenues. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms.

The Company raised approximately $2,085,000 (net of expenses) in connection with a private financing of Series F Convertible Preferred Stock consummated on August 13, 1999. The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. However, no assurance can be given that the Company will be successful in obtaining any additional financing. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it might be forced to curtail the scope of its operations.

The Company anticipates that, giving effect to the Series
F Convertible Preferred Stock financing consummated on August 13, 1999, the Company's existing working capital will be sufficient to fund its operations at least through June 30, 2000. Continuing operations thereafter will depend on cash flow from operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance, however, that such funds will be available.


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

Inflation and Seasonality

The rate of inflation was insignificant during the three months and six months ended June 30, 1999. The Company continually reviews its costs in relation to the pricing of its products and services.

The Company's business is not seasonal.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On June 3, 1999, at the Company's annual meeting of stockholders, the stockholders of the Company approved the following matters:

First, the election of Messrs. David E.Y. Sarna and Michael A.
Burak as Class I directors of the Company to serve until the annual meeting of stockholders scheduled to be held in the year 2001 and until their respective successors are elected and qualified. There were 6,372,459 votes cast in favor of the election of David E.Y. Sarna and 13,927 votes withheld. There were 6,370,059 votes cast in favor of the election of Michael A. Burak and 16,327 votes withheld; the term of office of George J. Febish and Daniel E. Ryan as Class II directors of the Company continued after the annual meeting until the annual meeting of stockholders scheduled to be held in the year 2000 and until their respective successors are elected and qualified;

Second, the approval of an amendment to the Company's
Certificate of Incorporation to increase the number of authorized shares of Common stock from 20,000,000 to 50,000,000. There were 6,299,654 votes cast for the matter, 51,307 votes cast against the matter and 35,425 abstentions;

Third, the approval of the issuance of the Company's securities pursuant to a Subscription Agreement dated as of December 30, 1998 among the Company, Settondown Capital International Ltd. and the investors referred to therein. There were 2,196,006 votes cast for the matter, 47,077 votes cast against the matter, 45,525 abstentions and 4,097,778 broker non-votes;

Fourth, the approval of the issuance of the Company's securities pursuant to a Subscription Agreement dated as of March 17, 1999 among the Company, Settondown Capital International Ltd. and the investors referred to therein. There were 2,189,986 votes cast for the matter, 57,997 votes cast against the matter, 45,625 abstentions and 4,097,778 broker non-votes;

Fifth, the approval of amendments to the Company's 1996 Stock
Option Plan (the "1996 Plan") to increase the maximum number of shares of Common Stock for which options may be granted under the 1996 Plan from 750,000 to 1,250,000 shares, to increase the maximum number of shares of Common Stock which may be granted to an individual employee during any calendar year under the 1996 Plan from 50,000 to 250,000 shares, to amend the 1996 Plan to include in the option contracts the Company enters into with consultants and non-employee directors terms which govern the effect of termination of the relationship of such consultants and non-employee directors with the Company on the expiration of options granted to them, to amend certain provisions currently set forth in the 1996 Plan to provide greater flexibility in the treatment of the Company's outstanding options through contractual provisions, in cases of dissolution, liquidation, mergers, consolidations or other similar transactions. There were 2,176,261 votes cast in favor of the matter, 79,722 votes cast against the matter, 37,625 abstentions and 4,097,778 broker non-votes; and

Sixth, the ratification of the appointment of Richard A. Eisner
& Company as the independent auditors of the Company for the fiscal year ending December 31, 1999. There were 6,344,109 votes cast for the matter, 3,252 votes cast against the matter and 39,025 abstentions.

Item 5.   Other Information

        On August 13, 1999, the Company closed a private financing (the "Transaction") under a 6% Series F Convertible Preferred Stock Subscription Agreement dated as of August 13, 1999 (the "Agreement") with Warwick Corporation, Ltd. (the "Placement Agent") and several investors
(the "Investors") pursuant to which the Company sold, and the Investors purchased, 21,000 shares of 6% Series F Convertible Preferred Stock
(the "Preferred Stock") and Warrants to purchase an aggregate of 210,000 shares of the Company's Common Stock (the "Common Stock") for an aggregate purchase price of $2,100,000. The Company agreed to promptly file a registration statement under the Securities Act of 1933, as amended, registering for resale shares of Common Stock issuable in connection with the Agreement
(the "Registration Statement").

        Pursuant to the Agreement, the Company issued to the Placement Agent as placement agent fees 1,260 shares of Preferred Stock.

        Each share of Preferred Stock may be converted into shares of Common Stock, at a conversion rate determined by dividing $100, the purchase price per share of Preferred Stock, by the Conversion Price, which is the lesser of
(a) 0.80 times the average Closing Bid Price (as defined in the Certificate of Designation of the Preferred Stock) of the Common Stock for the five trading days ending on the day prior to conversion, or (b) 125% of the Closing Bid Price of the Common Stock on the last trading day prior to the Closing Date.
The shares of Preferred Stock may not be converted until the earlier of (i) the ninetieth day after the Closing Date and (ii) the effective date of the Registration Statement, and thereafter only one-third of a holder's acquired shares of Preferred Stock may be converted, on a cumulative basis, during each 30 day period.

        The Preferred Stock will automatically convert into Common Stock on the second anniversary of the Closing Date.

        The Warrants are exercisable for five years at an exercise price of 110% of the Closing Bid Price of the Common Stock on the last trading day prior to the Closing Date. One-half of each Investor's Warrants are callable at a nominal price if the Common Stock trades at a price equal to or in excess of 150% of the exercise price for 20 consecutive trading days.

        The number of shares of Common Stock issuable to each holder at any time upon conversion will not exceed the number of shares which, when aggregated with all other shares of Common Stock then owned of record by such holder, would result in such holder owning, in aggregate, more than 4.99% of all of the Company's outstanding Common Stock on the date of conversion.

        The foregoing is a brief description of the terms of the Transaction. It is not complete and it is qualified in its entirety by reference to the Agreement, the Certificate of Designation of the Series F Convertible Preferred Stock, the Form of Warrant, the Registration Rights Agreement and the Escrow Agreement, which have been filed as Exhibits to this Quarterly Report.

        Attached hereto as Exhibit 99.1 is the Company's unaudited pro forma consolidated balance sheet as of June 30, 1999, which gives effect to the Transaction.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit   No.     Description
     4.1     -    6% Series F Convertible Preferred Stock  Subscription
                   Agreement, dated as of August 13, 1999
     4.2     -    Certificate of Designation of Series F Preferred Stock
     4.3     -    Form of Investors' Warrant
     4.4     -    Registration Rights Agreement dated as of August 13, 1999
    27       -    Financial Data Schedule
    99.1     -    Pro forma unaudited balance sheet as of June 30, 1999
                  which gives effect to the funding obtained by the Company on August
                   13, 1999 in a private placement of the Company's Series F Convertible Preferred Stock and related warrants. Such balance sheet is unaudited and is based on the information from the books and records of the Company and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.


(b)  Reports on Form 8-K


         The Company filed no reports on Form 8-K during the three months ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        OBJECTSOFT CORPORATION




                        BY       /s/ David E. Y. Sarna
                                David E. Y. Sarna, Co-Chief
                                Executive Officer and  Principal
                                Financial Officer


August 16, 1999

         EXHIBIT INDEX


Exhibit   No.     Description

     4.1         6% Series F Convertible Preferred Stock Subscription Agreement,
                 dated as of August 13, 1999
     4.2         Certificate of Designation of Series F Preferred Stock
     4.3         Form of Investors' Warrant
     4.4         Registration Rights Agreement dated as of August 13, 1999
    27           Financial Data Schedule
    99.1         Pro forma unaudited balance sheet as of June 30, 1999 which gives effect to the funding obtained by the Company on August
                 13, 1999 in a private placement of the Company's Series F
                 Convertible Preferred Stock and related warrants. Such balance sheet is unaudited and is based on the information from the books and records of the Company and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.