Form 10QSB
period 1999-09-30
OBJECTSOFT CORP
filed 1999-11-15
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1999

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                       November 12, 1999

Common Stock, $.0001 par value                 1,835,872
Redeemable Class A Warrants                    1,066,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

           OBJECTSOFT CORPORATION



                    INDEX


                                                        Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-                           1
           September 30, 1999

        Condensed Statements of Operations
           Three Months and Nine Months Ended
           September 30, 1999 and 1998                      2

        Condensed Statements of Cash Flows for the
           Nine Months Ended September 30, 1999
           and 1998                                         3


        Notes to Condensed Financial Statements             4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                                5

Part II Other Information



    Item 6.Exhibits and reports on Form 8-K                10

Signatures                                                 11

Exhibit index                                              12

 Exhibit 27  Article 5 Financial Data Schedule             13

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- SEPTEMBER 30, 1999 (Unaudited)
AND DECEMBER 31, 1998
                                                     September
                                                      30, 1999
                                                    ------------
        ASSETS
Current assets:
   Cash and cash equivalents                     $    1,128,362
   Marketable securities                                282,043
   Accounts receivable                                  107,358
   Prepaid expenses and other
        current assets                                  238,509
   Deferred tax asset                                   480,000
                                                    ------------
   Total current assets                               2,236,272
Equipment, at cost, net of
   accumulated depreciation                           1,579,522
Capitalized software                                    180,552
Loans  receivable-
   officer/ shareholder                                 552,331
Other assets                                             45,344
                                                    ------------
T O T A L                                        $    4,594,021
                                                    ============

        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                     $       12,534
   Current portion of obligations
        under capital lease                             130,649
   Accounts payable                                     248,717
   Accrued expenses                                     236,634
   Other current liabilities                              2,473
                                                    ------------
Total current liabilities                               631,007
Long-term debt                                            3,149
Obligations under capital lease                         345,673
                                                    ------------
Total Liabilities                                       979,829
                                                    ------------

        STOCKHOLDERS' EQUITY

6% non-voting convertible preferred E
   stock, $100 par, authorized 25,000 shares
   issued and outstanding 4,750 shares                  477,500
6% non-voting convertible preferred F
   stock, $100 par, authorized 25,000 shares
   issued and outstanding 23,500 shares               2,350,000
Common stock, $.001 par value; authorized
   50,000,000 shares; issued and outstanding
   1,141,795 shares at December 31, 1998,
   and 1,725,244 at September  30, 1999                     172
Additional paid-in capital                           11,413,471
Accumulated deficit                                 (10,626,951)
                                                    ------------
   Total stockholders' equity                         3,614,192
                                                    ------------
T O T A L                                        $   $4,594,021
                                                    ============
                                   -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND THE NINE MONTHS ENDED SEPTEMBER  30, 1999 AND SEPTEMBER 30, 1998
UNAUDITED

                                             Three months ended         Nine Months Ended
                                      September 30  September 30   September 30   September 30
                                         1999          1998*           1999          1998*
                                      -----------   ------------   ------------   ------------
Sales and services                  $     32,946  $      29,710  $     126,348  $     133,412
                                      -----------   ------------   ------------   ------------

Expenses:
   Cost of sales and services            315,631        156,273        769,087        517,984
   Research and development              119,256        135,304        285,125        435,345
   General and administrative            656,775        503,282      1,767,010      1,407,875
                                      -----------   ------------   ------------   ------------

        Total expenses                 1,091,662        794,859      2,821,222      2,361,204
                                      -----------   ------------   ------------   ------------

        Loss from operations          (1,058,716)      (765,149)    (2,694,874)    (2,227,792)
                                      -----------   ------------   ------------   ------------
Other income(expense):
   Realized and unrealized gain(loss) on
      marketable securities              (34,852)         1,000        (68,457)        (5,935)
   Interest and dividend income            4,749         12,184         20,647         59,390
   Interest expense                      (19,693)        (2,607)       (36,056)        (8,742)
                                      -----------   ------------   ------------   ------------
        Total other income (expense)     (49,796)        10,577        (83,866)        44,713
                                      -----------   ------------   ------------   ------------

Loss before income tax benefit        (1,108,512)      (754,572)    (2,778,740)    (2,183,079)
Income tax benefit                                       90,000        120,000        270,000
                                      -----------   ------------   ------------   ------------
NET LOSS                            $ (1,108,512) $    (664,572) $  (2,658,740) $  (1,913,079)
                                      ===========   ============   ============   ============

BASIC AND DILUTED NET (LOSS) PER SH $      (0.83) $       (0.87) $       (2.67) $       (2.65)
                                      ===========   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     1,477,582        760,816      1,274,398        721,662
                                      ===========   ============   ============   ============

* Adjusted for year end audit adjustments

                                      -2-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
UNAUDITED
                                                    Nine Months Ended September 30,
                                                        1999          1998*
                                                    ------------   ------------
Cash flows from operating activities:
Net (loss)                                        $ ($2,658,740) $ ($1,913,079)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                        450,705        273,887
   Changes in operating assets and
        liabilities:
   (Increase) decrease in:
        Marketable securities                          (282,043)       815,938
        Accounts receivable                             (29,918)       173,590
        Other current assets                             78,758       (131,195)
        Note receivable- other                                          25,000
        Deferred tax asset                             (120,000)      (270,000)
        Notes receivable officer/shareholder           (112,331)
        Other assets                                    111,166         48,673
   Increase (decrease) in:
        Accounts payable                               (273,666)       119,252
        Accrued expenses and
                 other liabilities                      116,293        132,314
                                                    ------------   ------------
Net cash used in operating activities                (2,719,776)      (725,620)
                                                    ------------   ------------
Cash flow from investing activities:
Capital expenditures                                   (933,136)      (250,565)
Capitalized software and courseware                    (197,632)       (28,449)
                                                    ------------   ------------
Net cash (used in) investing activities              (1,130,768)      (279,014)
                                                    ------------   ------------
Cash flow from financing activities:
Proceeds from issuance of stock in
   private placement                                                   870,674
Proceeds from exercise of warrants
   and nonemployee options                               44,913
Proceeds from issuance of preferred stock             3,912,408
Principal payments on obligations
   under capital leases                                 (70,994)       (39,712)
Proceeds from capital leases                            123,200         30,874
Repayment of long-term debt                             (12,627)
                                                    ------------   ------------
Net cash provided by financing activities             3,996,900        861,836
                                                    ------------   ------------


NET (DECREASE) IN CASH                                  146,356       (142,798)

Cash, beginning of period                               982,006        209,455
                                                    ------------   ------------
Cash, end of period                               $  $1,128,362  $     $66,657
                                                    ============   ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                             $     $36,056  $      $8,742
                                                    ============   ============
Noncash Activities
Capital lease obligations resulting from
leases of new equipment                          $      354,227
                                                    ============

Stock issued for future services                 $      121,900
                                                    ============

* Adjusted for year end audit adjustments

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999

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


NOTE C -- SUBSEQUENT EVENTS

On October 13, 1999, the Company effected a one-for-six reverse stock split of the Company's common stock. The financial statements give retroactive effect to the reverse stock split.

PART II
Item 2.
OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: limited operating history; history and expectation of future losses and an accumulated deficit;
dilution of the value of the Company's common shares as a result of the conversion of the Company's convertible preferred stock and the exercise of the warrants issued in various private placements; need for additional financing;
the uncertainty of acquiring additional financing; municipal kiosks de-emphasized; no assurance of continued Nasdaq listing; subject to penny stock regulations; change in the Company's operating focus; dependence on a new untested product; dependence on certain licenses, installation and maintenance services; uncertainty about the Company's product development; vulnerability to technological changes; need to be continuously accepted in rapidly changing markets; significant competition; difficulty complying with government contract requirements and government regulation; strategic relationship with Microsoft affects the Company's sales, marketing, support activities and product development; dependence upon common carriers and Internet access providers; dependence on the Internet; limited customer base; risk involved in manufacturing activities; potential fluctuation in the Company's quarterly operating results; dependence upon key members of the Company's management; dependence on ability to attract and retain employees and contract providers;
dependence upon proprietary technology; exposure to risk of system failure; risks associated with the security of the Company's systems and liability risks; risk of liability due to future regulation of the Internet access industry; current management has continuing control of the Company; no anticipation of the payment of dividends; shares that are eligible for sale in the future may affect the market price of the Company's common stock; risk related to the year 2000 issue; the possible negative effect of anti-takeover provisions, a staggered board and provisions relating to stockholder actions; limitations on the liability of directors and officers of the Company; general economic conditions, and other risks described elsewhere herein and in Amendment No. 1 to the Company's registration statement of Form S-3 dated September 30, 1999, and in the Company's Post-Effective Amendment to a Registration Statement on Form SB-2 dated May 20, 1999.

Results of Operations
Three Months and Nine Months Ended September 30, 1999 Compared With Three Months and Nine Months Ended September 30, 1998

The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 1999.

During the three months ended September 30, 1999, the Company increased the number of FastTake kiosks operational in stores from 46 to 85 as of September 30, 1999. As of the date of this filing, 92 kiosks are installed. A total of 105 kiosks are scheduled to be installed by December 31,1999. Orders were placed for 30 additional kiosks that are expected to be installed by the end of the first quarter, 2000.

Net revenues increased by $3,236 or 11% to $32,946 for the three months ended September 30, 1999 from $29,710 for the three months ended September 30, 1998. Net revenues decreased by $7,064 or 5% to $126,348 for the nine months ended September 30, 1999 from $133,412 for the nine months ended September 30, 1998. The change was due to a decrease in the sale of equipment offset by revenues from shipments of FastTake products.

Cost of services increased by $159,357 or 102% to $315,631 for the three months ended September 30, 1999 from $156,273 for the three months ended September 30, 1998. Cost of services increased by $251,103 or 48% to $769,087 for the nine months ended September 30, 1999 from $517,984 for the nine months ended September 30, 1999. Such increases were due to expenses incurred in installing the new FastTake products and depreciation on FastTake products that have been installed.

Research and development expenses decreased by $16,047 or 12% to $119,257 for the three months ended September 30, 1999 from $135,304 for the three months ended September 30, 1998, and decreased by $150,219 or 35% to $285,126 for the nine months ended September 30, 1999 from $435,345 for the nine months ended
September 30, 1998, due to a decrease in personnel devoted to research and development.

General and administrative expenses increased by $153,493 or 30% to $656,775 for the three months ended September 30, 1999 from $503,282 for the three months ended September 30, 1998, and increased by $359,135 or 26% to $1,767,010 for the nine months ended September 30, 1998 from $1,407,875 for the nine months ended September 30, 1999, due to an increase in rent and utilities resulting from the Company relocating to larger quarters, and the ramp up of the sales effort for FastTake.

Other income decreased by $60,373 to $(49,796) for the three months ended September 30, 1999 from $10,577 for the three months ended September 30, 1998, and decreased by $128,579 to $(83,866) for the nine months ended September 30, 1999 from $44,713 for the nine months ended September 30, 1999,due to lower investments, realized and unrealized losses in investments and an increase in interest expense which resulted from the Company's financing for some of its equipment.

The net loss increased by $443,940 or 67% to $1,108,512 for the three months ended September 30, 1999 from $664,572 for the three months ended September 30, 1999. The net loss increased by $745,661 or 39% to $2,658,740 for the nine months ended September 30, 1999 from $1,913,079 for the nine months ended September 30, 1999. The increase in losses were due to an increase in expenses related to FastTake, and related to relocating the Company's offices offset by a decrease in research and development.

Liquidity and Capital Resources

For the three months and for the nine months ended September 30, 1999 the Company incurred a net loss of $1,108,512 and $2,658,740, respectively. The accumulated deficit increased to $10,601,951 as the Company continues to incur operating losses as expenses exceed revenue. The Company had working capital of $1,605,265 as of September 30, 1999 as compared to $932,854 as of December 31, 1998, or a increase of $672,411. Capital expenditures and capitalized software amounted to $1,484,995.

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

The Company raised approximately $2,079,000 (net of expenses) in connection with a private financing of Series F Convertible Preferred Stock consummated on August 13, 1999. The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. However, no assurance can be given that the Company will be successful in obtaining any additional financing. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it might be forced to curtail the scope of its operations.

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

Inflation and Seasonality

The rate of inflation was insignificant during the three months and nine months ended September 30, 1999. The Company continually reviews its costs in relation to the pricing of its products and services.

The Company's business is not seasonal.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.
         Exhibit 27 -Financial Data Schedule

(b)  Reports on Form 8-K


        The Company filed no reports on Form 8-K during the three months ended September 30, 1999.

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


               OBJECTSOFT CORPORATION




               BY   /s/ David E. Y. Sarna
                    David E. Y. Sarna, Co-Chief
                    Executive Officer and  Principal
                    Financial Officer


November 16, 1999

               OBJECTSOFT CORPORATION






  Exhibit Number                                         Page #

      27              Financial Data Schedule             13