Form 10KSB
period 1999-12-31
OBJECTSOFT CORP
filed 2000-03-31
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[.]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                        -----------  ---------

                         Commission File Number 1-10751

                             OBJECTSOFT CORPORATION
--------------------------------------------------------------------------------
                  (Name of small business issue in its charter)

               Delaware                                       22-3091075
----------------------------------------------      ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

 Continental Plaza III, 433 Hackensack Avenue, Hackensack, New Jersey                       07601
----------------------------------------------------------------------                 -----------------
                      (Address of principal executive offices)                            (Zip Code)

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
Yes X  No
   ----  ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended December 31, 1999 was $136,000.

At March 28, 2000, the aggregate market value of the Common Stock held by non-affiliates was $22,877,000 (corresponding to 4,067,087 shares).

At March 28, 2000, 4,296,503 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                -----    -----

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

         The Company is currently engaged in the business of providing retail kiosks, which are Internet-connected, advertising-supported, interactive kiosks which are public access terminals that offer entertainment as well as information  and the  ability to execute  financial  transactions.  The  Company expects to add couponing and more general e-commerce shortly. The Company employs a "clicks and mortar" strategy to help businesses reach customers in retail situations through the Internet. A kiosk is a machine deployed in areas with high pedestrian traffic or within a retail outlet or public space that permits the general public to obtain information or to purchase goods and services. At a minimum, a kiosk contains a computer, a computer monitor and a touch screen. It may also contain one or more of the following devices: keyboard, page printer, receipt printer, credit card reader, video camera, signature pad, communications devices, a second processor, an upper monitor, a ticket printer, illuminated signs or combinations of these devices. The kiosks are used as base standard, off-the-shelf operating systems which are substantially augmented with proprietary software to reliably control and manage the kiosks functions. These kiosks utilize a foundation developed during projects with the Cities of New York and San Francisco that can support many retail businesses with a minimum of adaptation.

         Sponsors of our kiosks include New Line (a subsidiary of Time Warner), Central Park Media, Playboy Enterprises, USA Home Entertainment, Universal
Studios Home Video, Full Moon Releasing, Metro Goldwyn Mayer Inc., United Artists International, DreamWorks SKG, USA Films, Sterling Entertainment, A-PIX Entertainment, HBO Home Video, and Image Entertainment. Studios who license trailers to us include Central Park Media, Full Moon Entertainment, USA Home Entertainment, New Line Home Video, Universal Studios Home Video, Sterling Home Entertainment, A-PIX Entertainment, Playboy Home Enterprises, Image Entertainment, HBO Home Video, Columbia TriStar Home Video, Lyrick Studios, and DreamWorks SKG.

         Our kiosks can easily change their personality (i.e., "look and feel") in three ways:

         o        Change the appearance of the enclosure
         o        Change the on-screen graphics
         o        Change the database supporting what is being retailed

         The Company's kiosks are primarily held for operating income which is derived from advertising fees, transactional revenue, and rental income but may be sold outright to some customers. This approach allows the Company control over the look and operation of its kiosks. A customer can recognize the brand name and develop an expectation for how the kiosk will operate. In addition, the Company can control the content to ensure that it is being kept up-to-date.

         The newest product is FastTake(R), which the Company introduced in October 1998 at the East Coast Video Show and began shipping in March 1999. FastTake(R) is initially targeted for the video industry. It permits users to search a database for a favorite actor or director, or by a portion of the movie name. The user can then access facts about the movie title, a plot summary, the names of its major actors and directors, still pictures from the movie (photographs) and a preview of the video (known as a trailer). For the video store owner, FastTake(R) has three main purposes:

          o Provide the consumer with an easy way to locate "catalog titles" (i.e., older films). The consumer does not normally require a kiosk to find the latest video titles which are heavily marketed; FastTake(R) assists consumers to find older titles that are no longer marketed.

          o Generate revenue through a revenue sharing arrangement with ObjectSoft.

          o    Allow consumers to sign-up on the kiosk for drawings and prizes.

         In a future release of FastTake(R), the Company expects to add an electronic commerce feature that will enable the purchase or rental of chosen videos. As of March 25, 2000, 100 FastTake(R) kiosks were installed in stores, 30 were in the process of being installed, and an additional 300 have been ordered and are being manufactured.

         FastTake(R) kiosks delivered over 17 million ad impressions in December 1999 and over 21 million ad impressions in January 2000 (up 23% from December
1999). There can be no assurances that such usage will continue to grow or to remain at current levels.

         The following table shows the number of pageviews have been recorded by FasTake(R) from April 1999 to January 2000.


                             FASTTAKE MONTHLY PAGEVIEWS
                                                     Usage
                                                     -----
                    Apr-99                          29,678
                    May-99                          68,108
                    Jun-99                         169,043
                    Jul-99                         331,762
                    Aug-99                         350,566
                    Sep-99                         400,824
                    Oct-99                         586,750
                    Nov-99                         710,307
                    Dec-99                         793,514
                    Jan-00                       1,205,801


                              [GRAPH APPEARS HERE]


         Most kiosks installed to date have been placed in outlets owned by franchisees of Blockbuster Corporation, as well as other large video outlets. Most retailers require a 90 to 120 day trial period to determine how successfully FastTake(R) operates in their stores. At the conclusion of such trial period, they can determine whether or not they wish to expand into additional stores and enter into long-term contracts of two years or more.

         The Company's FastTake(R) kiosks are dependent on agreements with video retailers or other retail outlets for placement in their stores as well as studios and other advertisers to provide advertising support. To date, the Company has entered into a multi-year contract with DoubleClick Inc. to provide revenue-producing banner advertising from national and local advertising as well as agreements with 10 studios and 12 chains of video outlets. Several additional outlets are expected to sign similar agreements shortly.

         Although the Company anticipates that it will begin to recognize greater revenues from FastTake(R) during 2000, it cannot predict the actual timing or amount of such revenues.

         FastTake(R) revenues are expected to be generated from several sources, as follows:

          o    On-screen advertising and sponsorship capabilities

          o    In-store promotions, including give-aways and offers

          o    Coupons

          o    E-commerce transactions

              The Company also relies on installation and maintenance services for the FastTake(R) kiosks provided by International Business Machines (IBM). These contracts could be canceled on short notice. If such contracts were canceled by IBM, this could have a negative effect on the Company's sales as well as on the quality of service which the Company could provide to the

Company's   customers.   Recently,   the  Company  awarded  IBM  a  contract  to
custom-manufacture the kiosks to the Company's designs and specifications.

              Beginning  in April 2000,  the Company  expects  that an important part of its revenues will be derived from its participation in DoubleClick's Sonar network, based on a multi-year agreement signed in December 1999. DoubleClick has the right to terminate this agreement under certain circumstances. Although DoubleClick has competitors, such as 24/7, such termination could have a material adverse effect on the Company's sales until a replacement contract was arranged with another party.

         In early 1996, as part of its kiosk Demonstration Project, the City of New York (the "City") entered into an agreement with the Company to develop public kiosks to be located in City offices and other public locations in an effort to expedite transactions with the City (the "City Agreement"). Under the City Agreement, the City agreed to lease the first five kiosks, and allowed the Company to deploy additional kiosks throughout the City area at its own risk and expense, subject to City approval of kiosk locations. The first five kiosks were deployed in the City in July 1996. A sixth kiosk was installed in August 1997 and discontinued in January 1999. A seventh was installed in March 1998. All kiosks providing City services for information, whether operated by the Company or other suppliers, carry the City's CityAccess(TM) logo. Pursuant to the City Agreement, the Company has developed applications for use on kiosks. These applications allow the public access to the records of the Department of Buildings, certain Department of Health services, including copies (for a fee) of birth certificates, death certificates and dog licenses. They can also obtain public health information, register for certain courses offered by the Department of Health, and locate information on City government, as well as information about museums, tourist attractions, shopping and similar matters without a fee. The City Agreement has been extended through the end of December 2000. In 1999, the City issued a request for proposals to award a long-term contract for kiosks to one or more vendors. The Company elected not to bid on this procurement, because it believed that it could not profitably operate its kiosks in accordance with the terms of the proposed procurement. Should the City proceed to award a contract to another vendor, the Company expects that its contract with the City will not be further extended, and revenue from this source will cease. There can be no assurance that the Company's initial kiosks will perform on a commercial basis as anticipated, that the Company will be able to install and operate additional kiosks pursuant to the City Agreement, that the City will seek to acquire additional kiosks, that the Company will secure a contract to supply additional kiosks to the City, that it will succeed in marketing its kiosks to other potential users, or that it will be able to attract additional service providers or advertisers to kiosks that may be located in the City or elsewhere.

         In connection with the development of the kiosks and the deployment and operation of the first five kiosks, the City has paid or agreed to pay a total of $117,000 in 1999 and is obligated to pay $135,000 in the year 2000. There can be no assurance that this contract will be renewed beyond the year 2000. Revenues from advertising generated a total of $18,000 in 1998 and $13,000 in 1999. Beginning in 1999 the Company has focused its efforts on the private and non-profit sectors and has substantially curtailed its efforts at marketing to governments and municipalities.

         In the course of developing kiosks for the City project, the Company developed a general purpose kiosk operating system that could easily be used in new kiosk applications such as the FastTake(R) project. The Company is currently exploring how to best commercialize this software separate from its kiosks.

         In August 1997, the Company announced the development and immediate availability of SmartSign(TM), a modular line of kiosks contained in an enclosure that is only 7-1/2" in depth, with each module weighing less than 70 pounds, making the units suitable for regular shipment through UPS and Federal Express. The modules initially consist of (a) a Pentium class processor unit,
(b) an active-matrix touch screen, with optional sealed heavy-duty keyboard, and optional credit card reader, (c) a printer unit with page printer and optional receipt printer, (d)several light-box advertising modules with optional LCD display and (e) an optional touch-sensitive light-box. There has only been one commercial deployment of this line, at the Harlem Heights Historical Society in the City. Recently, the Company has increased its efforts to market this line, and is currently negotiating to place SmartSign(TM) kiosks in a number of locations. There can be no assurances that the Company's efforts will be successful or will generate profits.

         The Company anticipates that the kiosk and Internet service delivery programs will constitute the most significant part of its business. It may continue to engage in consulting activities as resources permit and may seek to acquire one or more other businesses providing kiosk-related consulting services. In selecting consulting opportunities, the Company will focus primarily on assignments in connection with the sale of kiosk services or that can otherwise enhance its skill base. No such contracts were entered into in 1999.

         The Company has established a strategic relationship with Microsoft that it believes is important to its sales, marketing and support activities, as well as to its product development efforts relating to its kiosks. Microsoft supports the Company in marketing its public access services, and has agreed from time to time to exhibit the Company's kiosks in Microsoft displays at various trade shows. It has also issued statements that included favorable references relating to the Company's products. Microsoft has also entered into various non-disclosure agreements with the Company with respect to unannounced Microsoft products, under which the Company has the opportunity to have advance knowledge of software technology being developed by Microsoft. Microsoft has also provided, and continues to provide, fee-based consulting services to the Company through Microsoft Consulting. Since 1994, the Company's Chairman has served as the exclusive regional host and sponsor of Microsoft Developer Days, an ongoing series of technical conferences organized and operated by Microsoft. The most recent conference was held on September 15, 1999. The Company has also produced technical papers for, and provided consulting services to, Microsoft. Joint marketing efforts with Microsoft are continuing. Additional events are scheduled through the end of 2000. The current contract with Microsoft expires on December 31, 2000. There can be no assurances that this contract will be renewed.

         Research and Development expenditures were $410,000 in 1999, $491,000 in 1998 and $613,000 in 1997. In addition, during the years ended December 31, 1999 and December 31, 1998 the Company has capitalized additional software development costs which aggregated $251,000 and $72,000, respectively.

COMPETITION

         The Company is subject to competition from different sources for its different services. The Company's video kiosk business competes with several companies, including Muze, Inc. and Entertainment Decisions, Inc. Blockbuster Inc. or Hollywood Entertainment Corporation, both of which have resources far greater than ours, could become competitors in the future.. General competitors in the kiosk business include divisions of IBM and NCR, North Communications, Golden Screens and ATCOM/INFO. The City has also awarded contracts, comparable to the contract awarded to the Company, to North Communications and DSSI (which awarded a subcontract to Golden Screens), both of which have sold similar kiosks to other municipalities.

         Although the Company believes that FastTake(R) is a competitive product, there can be no assurance that these or other companies with far greater resources than the Company's might enter the field and negatively affect the Company's FastTake(R) business prospects in this market.

MARKETING

         The three objectives of the Company's marketing efforts are: (a) to obtain the rights to place its kiosks in compelling high-density locations; (b) to attract advertisers based on the number and demographics of "impressions" that the Company can offer to advertisers; and (c) for FastTake(R) kiosks to obtain timely and cost-effective licenses to exhibit digital trailers of popular motion pictures and games on the Company's kiosks. In furtherance of these efforts, the Company presents exhibits at national and regional shows sponsored by the Video Software Dealers Association, among other associations and organizations. The Company has retained a public relations consultant to disseminate news related to its kiosks and to stimulate demand. Additional marketing efforts focus on identifying content-providers whose offerings can create additional transaction revenue for the Company's kiosks. In seeking content-providers, the Company also exhibits at major trade shows where it partners with several of its major vendors. For example, the Company partnered with Microsoft at the VBIT conferences in San Francisco and Chicago. The Company expects to continue to participate in similar joint efforts on an ongoing basis. A telemarketing program has been initiated to target studios and video stores.

         The Company's marketing activities are currently performed by its executive officers, its Vice President of Sales and Marketing and a staff located in Hackensack as well as in Los Angeles.

PROPRIETARY RIGHTS

         The Company's success is highly dependent on its proprietary technology. The Company views its SmartSign(TM) and FastTake(R) housing designs as well as its software as proprietary, and relies on a combination of patent, trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. The Company has applied to in the United States for the following trademarks:
FastTake(R) and ObjectSoft. In addition, the Company plans to register certain of these trademarks in principal foreign jurisdictions. The Company has also retained patent counsel and has filed patent applications for appropriate hardware and software components of its technology. There can be no assurances that such applications will be allowed by the Patent and Trademark Office, or if allowed will not be successfully challenged.

         The source code for the Company's proprietary software is protected as a trade secret. In addition, because the Company does not sell or license its technology to third parties, but rather delivers services through its kiosks, its proprietary software is not disclosed to third parties. Furthermore, the Company enters into agreements, as appropriate, with employees, consultants and subcontractors containing provisions relating to confidentiality and the assignment of inventions and other developments to the Company. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products.

CUSTOMERS

         To date, the Company has entered into placement agreements for FastTake(R) kiosks with customers including five Blockbuster Video franchisees, including New York Ltd., New England Ltd., Serendipity Entertainment, Texoma, NorthEast Management and Video Rentals of Pennsylvania. The Company has also entered into placement agreements for FastTake(R) kiosks with J.C. Flicks, Hollywood Entertainment, Instant Replay, Movie Gallery, Transworld Entertainment, Video City and Video Warehouse. Studio agreements have been signed with Central Park Media, Full Moon Entertainment, USA Home Entertainment, New Line Home Video, Universal Studios Home Video, Sterling Home Entertainment, A-PIX Entertainment, Playboy Home Enterprises, Image Entertainment, and HBO Home Video .

         The customer base for the Company's SmartSign(TM) and SmartStreet(TM) business consists principally of municipalities and other public sector or commercial entities to which the Company would sell or lease kiosks, prospective advertisers and ultimately consumers accessing kiosk services or products. The Company also intends to market its consulting services to mall operators.

         The Company historically has derived a significant portion of its revenues from a relatively limited number of customers. During the year ended December 31, 1999 the City accounted for 86% of the Company's revenues pursuant to the City Agreement. During the year ended December 31, 1998, the City accounted for 73% of the Company's revenues pursuant to the City Agreement.

GOVERNMENT REGULATIONS AND LICENSING

         The Company believes that it has all licenses necessary to operate its business as currently conducted in New Jersey, New York, and California.

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

EMPLOYEES

         As of March 25, 2000, the Company had 30 employees, 25 of which were full-time, 29 of whom are based in its Hackensack, New Jersey offices, and one of whom is based in Los Angeles, California. These include three in product development, six in management and sales, eleven in operations and 10 in legal, finance and administration.

         The Company expects the size of its workforce to remain approximately the same in 2000, and the Company intends to continue with its policy to outsource non-strategic functions such as artwork development, repetitive testing, maintenance and bookkeeping rather than using its own staff for these functions.

         Other than Messrs. Sarna and Febish, no other senior personnel have entered into employment agreements obligating them to remain in the Company's employ for any specific term; however, substantially all key employees of the Company are parties to nonsolicitation, confidentiality and noncompetition agreements with the Company. In addition, independent contractors enter into confidentiality agreements with the Company

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------

         The Company occupies approximately 7,141 square feet of office space in Hackensack, New Jersey, under a lease with an unaffiliated landlord that expires on July 31, 2007 and provides for a base rent of $167,814 per annum in 2000, subject to certain increases in subsequent periods.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         On  October  12,  1999,   at  a  special   meeting  of  the   Company's
stockholders, the stockholders approved the following matters:

         First, an amendment to the Company's Certificate of Incorporation in order to effect a reverse split of the Company's Common Stock. There were 7,718,474 votes cast for the matter, 415,142 votes cast against the matter and 25,910 abstentions; and

         Second, the issuance of the Company's securities pursuant to a Subscription Agreement dated as of August 13, 1999 among the Company, Warwick Corporation, Ltd. and the investors referred to therein. There were 2,614,396 votes cast for the matter, 349,845 votes cast against the matter, 52,280 abstentions and 5,143,005 broker non-votes.

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

    Quarters            Common Stock          Class A Warrants
    --------            ------------          ----------------
                       High        Low        High         Low
                       ----        ---        ----         ---

Fiscal Year 1999

Fourth Quarter(1)     6.750       0.313       1.281       0.063
Third Quarter         1.781       0.344       0.813       0.109
Second Quarter        2.938       1.000       0.938       0.313
First Quarter         4.813       1.625       2.125       0.375

Fiscal Year 1998

Fourth Quarter         7.50        0.375       3.00        0.063
Third Quarter          2.188       1.00        0.375       0.125
Second Quarter         3.250       1.781       0.656       0.0
First Quarter          3.313       2.125       0.750       0.188

         As of March 28, 2000, there were 56 holders of record of the Common Stock and 10 holders of record of the Class A Warrants.

         The Company did not pay cash dividends on its Common Stock during the two years ended December 31, 1998 and December 31, 1999 and the Company does not presently intend to pay any dividends on its Common Stock.


------------------
(1) On October 13, 1999, the Company effected a one-for-six consolidation of its Common Stock. As a result, the Class A Warrants are exercisable for one-sixth the number of shares of Common Stock and the purchase price of one share of Common Stock is adjusted to $39 from $6.50.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  ---------------------------------------------------------



OVERVIEW

         The Company provides retail kiosks, which are Internet-connected, advertising-supported, interactive kiosks which are public access terminals that offer entertainment as well as information and the ability to execute financial transactions. The Company originally provided consulting and training services, but changed its focus in mid-1994 to its current transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $3,920,000 in 1999 and a net loss of $2,515,000 in 1998. In September 1995, the Company introduced OLEBroker(TM) , its fee-based website on the Internet. The Company's SmartStreet(TM) kiosks were introduced in July 1996 and its FastTake(R) kiosks were introduced in October 1998. The Company has not recognized any significant income to date from its kiosks. Although the Company anticipates that it will begin to recognize greater revenues from the FastTake(R) kiosks during 2000, it cannot predict the actual timing or amount of such revenues.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         During the year ended December 31, 1999, 100 FastTake(R) kiosks became operational in stores, many of them in the fourth quarter. As of March 25, 2000, 100 FastTake(R) kiosks were installed in stores, 30 were in the process of being installed, and an additional 300 have been ordered and are being manufactured. In addition, the Company entered into an advertising agreement with DoubleClick which is expected to begin generating revenues in the second quarter of 2000.

         Revenues  decreased by $25,000 or 16% to $136,000 in 1999 from $161,000 in 1998. The change was due to a decrease in the sale of equipment offset by revenues from shipments of FastTake(R) products.

         Costs of services increased by $252,000 or 43% to $835,000 in 1999 from $583,000 in 1998. Such increases were due to expenses incurred in installing the new FastTake(R) products and depreciation on FastTake(R) products that have been installed.

         Research and development expenses decreased by $81,000 or 16% to $410,000 in 1999 from 491,000 in 1998 due to a decrease in personnel devoted to research and development.

         General and administrative expenses increased by $1,190,000 or 59% to $3,204,000 in 1999 from $2,014,000 in 1998 due to an increase in rent and utilities resulting from the Company relocating to larger quarters, a $270,000 provision for loan loss on an officer's loan, non-cash payments of $277,000 for consulting fees through the issuance of stock and warrants and the ramp up of the sales effort for FastTake(R).

         Other income (expense) decreased by $70,000 to ($18,000) in 1999 from $52,000 in 1998 due to lower investments, realized and unrealized losses in investments and an increase in interest expense which resulted from the Company's financing some of its equipment.

         The Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits, which resulted in the Company recognizing an income tax benefit of $411,000 and $360,000 in 1999 and 1998, respectively.

         Net loss increased by $1,405,000 to a net loss of $3,920,000 in 1999 from a net loss of $2,515,000 in 1998. The increase in losses were due to an increase in expenses related to the FastTake(R) product, a provision for loan loss, non-cash payments for consulting fees through the issuance of stock and warrants, additional expenses resulting from the Company relocating its office and an increase in interest expense which resulted from the Company's financing some of its equipment, offset by a decrease in research and development.

         At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $10,900,000. A valuation allowance aggregating $3,541,000 has been recorded as a result of uncertainties regarding the realization of substantially all of the assets due to the lack of earnings history of the Company.
See Note I of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, cash and cash equivalents were $2,311,000 as compared with $982,000 at December 31, 1998. The increase is due primarily to the sale of 20,000 shares of Series E Convertible Preferred Stock and related warrants in a private placement, the sale of 21,000 shares of Series F Convertible Preferred Stock and related warrants in a private placement, and the sale of 20,000 shares of Series G Convertible Preferred Stock and related warrants in a private placement. All of the Series E and Series F Preferred Stock have been converted into Common Stock. However, the Company's reported losses for the year ended December 31, 1999 of $3,920,000. The Company will continue to incur substantial operating losses until it realizes increased revenues from its FastTake(R) business. The Company had working capital of $2,589,000 at December 31, 1999 as compared to $933,000 at December 31, 1998, an increase of 177%.

         The Company expects to fund the deployment of additional FastTake(R) and other kiosks, and make kiosk related acquisitions, from available working capital and from funds that will be derived from future operating revenues and from equipment leasing, equity and/or debt financing. However, there can be no assurance that future revenues will be generated in sufficient amounts or that additional funds will not be required for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms.

         The Company raised approximately $1,866,000 (net of expenses) in connection with a private financing of Series E Preferred Stock and related warrants consummated in March 1999 and approximately $2,062,000 (net of expenses) in connection with a private financing of Series F Preferred Stock and related warrants consummated in August 1999. The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. However, no assurance can be given that the Company will be successful in obtaining any additional financing. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it might be forced to curtail the scope of its operations.

         The Company anticipates that, giving effect to the sale of $2,000,000 of Series G Preferred Stock consummated on December 30, 1999 and the sale of an additional $500,000 of Series G Preferred Stock consummated in February 2000, the Company's existing working capital will be sufficient to fund its operations at least through March 31, 2001. Continuing operations thereafter will depend on cash flow from operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance, however, that such funds will be available.

INFLATION AND SEASONALITY

         The rate of inflation was insignificant during the year ended December 31, 1999. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services.

         The Company's business is not seasonal.


ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

         The financial statements of the Company required by this item are set forth at end of this Form 10-KSB at pages F-1 through F-19.

ITEM  8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING
                   ---------------------------------------------  --  ----------
                    AND FINANCIAL DISCLOSURE
                    ------------------------

         None.

                                                      PART III


ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 ---------------------------------------------------------------
                 COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
                 --------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers and Directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Securities Act of 1933, as amended (the "Act") to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and Nasdaq Small Cap Market, and to furnish the Company with copies of such reports. To the Company's knowledge, all Section 16(a) filing requirements applicable to such Officers, Directors and owners of over 10% of the Company's equity securities registered under the Act, during the year ended December 31, 1999, have been satisfied.

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers and directors of the Company are as follows:


    NAME                                 AGE          POSITION
    ----                                 ---          --------
    David E. Y. Sarna (1)                 50          Chairman, Secretary and Director
    George J. Febish  (1)                 51          President, Treasurer and Director
    Daniel E. Ryan    (1)(2)(3)(4)        52          Director
    Michael A. Burak  (2)(4)              59          Director
    Stanley A. Hirschman                  53          Director Nominee

     1   Member of Executive Committee.
     2   Member of Audit Committee.
     3   Member of Compensation Committee.
     4   Member of Stock Option Plan Committee


         George J. Febish together with Mr. Sarna founded the Company in 1990. Mr. Febish has been the President, Co-Chief Executive Officer, Treasurer and a director of the Company since December 1990. He has also been, since 1994, a Contributing Editor of Datamation magazine. Prior to co-founding the Company, Mr. Febish was Executive Vice President and Chief Operating Officer of Image Business Systems Corporation, a computer software development company, from 1988 to 1990. Prior to joining Image Business Systems Corporation, Mr. Febish was the Director of Marketing at International Systems Services Corporation ("ISS"), a computer software company that developed ISS Three(TM). Prior to joining ISS, Mr. Febish was the Eastern Regional Sales Manager for Bool & Babbage. In 1970, Mr. Febish began his professional career with New York Life Insurance Company. Mr. Febish holds a BS degree from Seton Hall University. He is the co-author, with Mr. Sarna, of PC Magazine Windows Rapid Application Development and the author of numerous published articles.

         Daniel E. Ryan has been a director since 1991. Mr. Ryan was employed with New York Life Insurance Company from July 1965 to March 2000 and where, from 1981, he held the title of Corporate Vice President. Mr. Ryan was the head of the Service Center Development of New York Life Insurance Company's Information Systems organization. Mr. Ryan holds an MBA in Computer

Science from Baruch College and a BS/BA in Industrial Management from Manhattan College. Mr. Ryan is a Certified Systems Professional.

         David E. Y. Sarna together with Mr. Febish founded the Company in 1990. Mr. Sarna has been the Chairman, Co-Chief Executive Officer, Secretary and a director of the Company since December 1990. Mr. Sarna is a director of Mabool, Inc. and is a member of the Advisory Board of Hudson Venture Partners, LLP. Mr. Sarna is also a member of the Board of Trustees of Millennium Project, Inc., a not-for-profit corporation. He has also been, since 1994, a Contributing Editor of Datamation magazine. Prior to co-founding the Company, Mr. Sarna founded Image Business Systems Corporation, a computer software development company, in 1988. Prior to founding Image Business Systems Corporation, Mr. Sarna was formerly Executive Vice President and a co-founder of ISS. From 1976 to 1981, Mr. Sarna was employed by Price Waterhouse & Co., as a management consultant, beginning as a senior consultant and rising to the position of senior manager. From 1970 to 1976 Mr. Sarna was employed by IBM Corporation in technical and sales positions. Mr. Sarna began his professional career at Honeywell in 1968. Mr. Sarna holds a BA degree from Brandeis University and did graduate work at the Technion - Israel Institute of Technology. Mr. Sarna is a Certified Systems Professional and a Certified Computer Programmer. He is the co-author, with Mr. Febish, of PC Magazine Windows Rapid Application Development (published by Ziff-Davis Press in 1994), several other books and over 50 articles published in professional magazines. Mr. Sarna is also the co-inventor of patented software for the recognition of bar-codes.

         Michael A. Burak has been a director since February 1999. Mr. Burak is President of the firm of Michael A. Burak, Inc. and has been actively engaged in real estate operations for over 30 years as an owner, a property manager and broker dealing with sales and leasing. Mr. Burak received a B.S. in Real Estate from New York University's School of Commerce and M.S. from Urban Planning division of the Graduate School of Architecture at Columbia University. As a William Kinne Fellow, he spent 1964 and 1965 studying Urban problems in Europe. He is past president of the Metropolitan Real Estate Square Club, and currently, an active member of the Associated Owners and Builders of Greater New York, the National Realty Club and the National Association of Home Builders.

         Stanley A. Hirschman is expected to be appointed as a director by the Board of Directors in April 2000. He is also expected to become a member of the Audit and Compensation Committees of the Company. Mr. Hirschman has been an independent consultant specializing in solutions for emerging companies with technology based products, since June, 1996. Mr. Hirschman is currently the Chairman of Mustang.com (formerly Mustang Software), the leading provider of e-mail management solutions. Mr. Hirschman has also served as a member of various city boards of the Salvation Army, including the Denver, Minneapolis and Dallas boards, since 1984. From February 1989 to June, 1996 Mr. Hirschman was Vice President of Store Operations for Software, Etc., where he was responsible for 390 retail store locations. Prior to working at Software, Etc., Mr. Hirschman held senior management positions with T.J. Maxx, the Gap, and Banana Republic.

COMMITTEES

         The Compensation Committee, composed of Mr. Burak and Mr. Ryan, has authority over the salaries, bonuses and other compensation arrangements of the executive officers of the Company, and it also has the authority to examine, administer and make recommendations to the Board of Directors with respect to benefit plans and arrangements (other than the stock option plans which are administered by the Stock Option Committee) of the Company. The Compensation Committee met once during fiscal 1999 and took certain actions on one other occasion.

         The Audit Committee is currently composed of Mr. Ryan and Mr. Burak. The Audit Committee's function is to nominate independent auditors, subject to approval by the Board of Directors, and to examine and consider matters related to the audit of the Company's accounts, the financial affairs and accounts of the Company, the scope of the independent auditors' engagement and their compensation, the effect on the Company's financial statements of any proposed changes in generally accepted accounting principles, disagreements, if any, between the Company's independent auditors and management, and matters of concern to the independent auditors resulting from the audit, including the results of the independent auditors' review of internal accounting controls. The Audit Committee met once during fiscal 1999.

         The Board of Directors has no standing nominating committee.

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

         The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officers and for each other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1999 (the "Named Executive Officers") for services in all capacities to the Company during the last three fiscal years.

                                            SUMMARY COMPENSATION TABLE


                                                        Annual Compensation            Long Term Compensation
                                                     ---------------------------- ----------------------------------
                                                                       Other         Awards(1)         Payouts
    Name and                                                          Annual        Securities           All
    Principal                                                         Compen-       Underlying          Other
    Position                              Year        Salary(2)     sation (2)     Options/SARs      Compensation
    --------                              ----        ------        ----------     ------------      ------------
    David E.Y. Sarna, Chairman,           1999         $215,000         --            531,666         $50,000(3)
    Secretary and Co-Chief                1998         $215,000         --             8,333              --
        Executive Officer                 1997         $208,000         --             8,333              --


    George J. Febish, President,          1999         $215,000         --            531,666         $50,000(3)
    Treasurer and Co-Chief                1998         $215,000         --             8,333              --
        Executive Officer                 1997         $208,000         --             8,333              --

----------------

(1) None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 1997, or 1998. The number of securities underlying options takes into account the one-for-six consolidation of the Company's common stock which became effective on October 13, 1999.

(2) As to each individual named, the aggregate amounts of perquisites and personal benefits not included in the Summary Compensation Table did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(3) The Compensation Committee and the Stock Option Committee authorized the Company to grant cash bonuses in the aggregate amount of $325,000 to each of Mr. Sarna and Mr. Febish, to vest upon the attainment of certain milestones as described below. As of December 30, 1999, each of Mr. Sarna and Mr. Febish received cash bonuses in the amount of $50,000.

STOCK OPTIONS

         The following table sets forth information as to all grants of stock options to the Named Executive Officers during fiscal 1999. All references to options take into account the Company's one-for-six consolidation of its common stock completed on October 13, 1999.


                                             OPTION GRANTS IN 1999(1)


                                                       Individual Grants (1)

                                       Number of     % of Total
                                      Securities       Options
         Name                         Underlying     Granted to      Exercise         Expiration
         ----                           Options       Employees        Price             Date
                                        Granted        in 1999         -----             ----
                                        -------        -------

         David E.Y. Sarna               8,333               0.73%     $13.50      February 25, 2004

                                       23,333 (2)           2.04%      $1.50      December 8, 2004

                                      500,000 (3)           43.7%      $1.50      December 4, 2004


         George J. Febish               8,333               0.73%     $13.50      February 25, 2004

                                       23,333 (2)           2.04%      $1.50      December 8, 2004

                                      500,000 (3)           43.7 %     $1.50      December 4, 2004

--------------------------------------

(1) No stock appreciation rights were granted to any of the Named Executive Officers during fiscal 1999.

(2) The options vested as to 11,667 shares on December 9, 1999, the grant date, and 11,666 will vest on December 9, 2000.

(3) The performance option (as discussed below under the heading "Performance Stock Options") is exercisable in tranches upon achievement of certain performance goals. If any performance goal is not achieved by December 9, 2002, the portion of the option relating to that performance goal will expire. As of December 30, 1999, the performance option was exercisable with respect to 50,000 shares of common stock, subject to stockholder approval at the Annual Meeting of Stockholders of the Company scheduled to be held in May 2000.

         There were no stock options or stock appreciation right exercises by Named Executive Officers during fiscal 1999 and no stock appreciation rights were outstanding at December 31, 1999.

OPTION REPRICING

         The following table sets forth information with respect to the participation by the Company's current and former executive officers in a repricing of options implemented by the Company on July 9, 1998. Under the repricing, all outstanding employee stock options (and no non-employee director options) previously granted under the 1996 Plan were repriced from $3.50 to $1.45 ($8.70 post the one-for-six stock consolidation) and the vesting periods were extended and revised. There were no option repricings implemented in fiscal year 1999.


                                                                                                                      LENGTH OF
                                           NUMBER OF                                                                  ORIGINAL
                                           SECURITIES        MARKET PRICE OF                                          OPTION TERM
                                           UNDERLYING        STOCK AT TIME OF   EXERCISE PRICE AT      NEW            REMAINING AT
                              DATE         OPTIONS           REPRICING OR       TIME OF REPRICING OR   EXERCISE       DATE OF
                              ----         REPRICED OR       AMENDMENT ($)(1)   AMENDMENT ($)(1)       PRICE (4)(1)   REPRICING OR
                                           AMENDED (#)(1)    ---------------    ---------------        ----------     AMENDMENT
                                           ---------------                                                            (YEARS)
                                                                                                                      ------
David E.Y. Sarna, Chairman,   July 9,           50,000             1.45                 3.50               1.45
   Secretary and Co-Chief     1999              (8,333)           (8.70)                (21)              (8.70)            3
   Executive Officer

George J. Febish, President,                    50,000             1.45                 3.50               1.45
   Treasurer and Co-Chief     July 9,          (8,333)            (8.70)                (21)              (8.70)            3
   Executive Officer          1999


(1) The number and prices in parenthesis give effect to the one-for-six consolidation of the Company's common stock. The vesting period for these repriced options granted to Mr. Sarna and Mr. Febish was extended and revised so that options for half of the shares remained vested as of July 9, 1998 and options for half of the shares vested on July 9, 1999.

COMPENSATION COMMITTEE REPORT ON OPTION REPRICING

         The 1996 Stock Option Plan (the "1996 Plan") was established as an employment incentive to retain the persons necessary for the development and financial success of the Company. As a result of a decrease in the market price of the Common Stock and recognizing that previously granted stock options had lost much of their value in motivating employees, including the Named Executive Officers, to remain with the Company and share in its overall financial goals, the Stock Option Committee (the "Committee"), in July 1998, voted to approve the repricing of 170,000 options, including 100,000 options granted to the executive officers named above. Such repricing was effected by amending the exercise price in the option contracts of the employees to an exercise price of $1.45 per share, which was the fair market value of the Common Stock on the date of repricing. In exchange, each employee who accepted the repricing amendment agreed to a revised vesting schedule. By repricing the existing options granted under the 1996 Plan, the Company intended to reward key employees, including the Named Executive Officers, holding such options for their contributions to the Company.

EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with each of David E. Y. Sarna and George J. Febish, effective as of July 1, 1996, which expire on December 31, 2001. These agreements each provide for a current annual base salary of $215,000 and for a bonus of 5% per annum of the Company's earnings before depreciation, interest, taxes and amortization. In addition, on an annual basis, the Board of Directors will consider paying an additional bonus to each of Messrs. Sarna and Febish based upon the increase in the Company's gross revenues, taking into account any increase in the Company's expenses. The annual base salary under the current agreements may be increased at the discretion of the Board of Directors. The agreements provide for (i) a severance payment of the base compensation and bonus of the prior full fiscal year and payment of all medical, health, disability and insurance benefits then payable by the Company for the longer of
(a) the remainder of the term of the employment agreement or (b) 12 months, as well as (ii) the base compensation and bonus accrued to the date of termination, upon the occurrence of (x) termination by the Company without cause, (y) termination by the employee for good reason or (z) a change in control of the Company, if the employee resigns after the occurrence of the such change in control. Each of the employment agreements limit the severance payments to an amount that is less than the amount that would cause an excise tax or loss of deduction under the rules relating to golden parachutes under the Internal Revenue Code.

PERFORMANCE STOCK OPTIONS

         On December 9, 1999, the Committee and the Compensation Committee of the Board of Directors authorized the Company to grant 500,000 non-qualified performance vesting stock options (the "Performance Options") to each of Mr. Sarna and Mr. Febish, subject to stockholder approval at the 2000 annual meeting of stockholders scheduled to be held in May 2000.

         The Performance Options will be exercisable at an exercise price of $1.50 per share for a term of five years, vesting upon achievement of certain milestones (the "Milestones") determined by the Committee and the Compensation Committee based upon (a) financial statement achievements, (b) acquiring lease financing for kiosks, (c) placement of kiosks, and (d) other specified achievements. In the event that any of the Milestones are not achieved by December 9, 2002, the portion of the Performance Options relating to that Milestone will expire. The Performance Options will immediately become exercisable in full upon a "change in control" (as the term is defined in the performance stock option contracts) of the Company.

         The option exercise price may be paid in cash, or certified check, with previously acquired shares of Common Stock which have been held by Mr. Sarna or Mr. Febish for at least six months, or a combination of the foregoing. The Board of Directors (or the Committee or any other designated committee of the Board of Directors) may permit payment of the option exercise price by delivery by the optionee of an executed notice, together with a copy of the optionee's irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds sufficient to pay such exercise price.

         If the optionee's relationship as an employee of the Company terminates for any reason (other than as a result of death or disability of the optionee), he may exercise his Performance Option at any time within three months after the date of termination, but not after the date the Performance Option would otherwise have expired; provided that if the relationship is terminated either
(a) by the Company for "Cause" (as that term is defined in the performance stock option contracts) or (b) by the optionee, except for "Good Reason" (as that term is defined in the performance stock option contracts) or with the consent of the Company, the Performance Option terminates immediately.

         If the optionee dies (a) while he is an employee of the Company, (b) within three months after he terminates his relationship with the Company, or
(c) within one year following his termination of employment with the Company because he is disabled (as the term is defined in the performance stock option contracts), the Performance Option may be exercised, to the extent exercisable on the date of the optionee's death, by his legal representative, at any time within one year after his death but not after the date the Performance Option would otherwise have expired. If the optionee's relationship as an employee of the Company terminates because he is disabled, he may exercise his Performance Options at any time within one year after such date, but not after the date the Performance Option would otherwise have expired.

         In the event of a consolidation, merger, sale of all or substantially all of the Company's assets, liquidation or dissolution of the Company, then, upon exercise of the Performance Options, Mr. Sarna and Mr. Febish will be entitled to receive the stock which they would have been entitled if they had exercised the Performance Options prior to that event.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         The following table sets forth, as of March 16, 2000, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee director of the Company, (iii) each Executive Officer named in the Summary Compensation Table herein titled "Executive Compensation" and (iv) all directors, nominee director and executive officers of the Company as a group.



                            Name and                              Amount and
                           Address of                             Nature of             Percent of
                       Beneficial Owner(1)                        Beneficial             Class(3)
                       -------------------                         Owner(2)              -------
                                                                   --------
           David E. Y. Sarna (4) (5)                                189,831               4.32%

           George J. Febish (4) (6)                                 229,583               5.23%

           Daniel E. Ryan (7)                                        15,831                 *

           Michael A. Burak (8)                                      11,832                 *

           Stanley A. Hirschman                                           0                 0


           All officers, directors and nominee                      447,077               9.9 %
           director as a group (5 persons) (3)(9)

----------------------
*        Less than 1%.

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

(4) Includes, for each of Messrs. Sarna and Febish, immediately exercisable warrants to purchase 8,333 shares of Common Stock, immediately exercisable options to purchase 36,666 shares of Common Stock granted under the 1996 Plan, and immediately exercisable performance options to purchase 50,000 shares of Common Stock, subject to Stockholder approval as set forth above under the heading "Performance Stock Options."

(5) Includes 25,000 shares held by The David E. Y. Sarna Family Trust ("Sarna Trust"), of which Rachel Sarna, the wife of Mr. Sarna, and Melvin Weinberg, Esq. are the trustees. The children of Mr. and Dr. Sarna are the sole beneficiaries. Mr. Sarna disclaims beneficial ownership of the shares held by the Sarna Trust. Mr. Weinberg and Dr. Sarna are trustees of the Sarna Trust and share dispositive power with respect to the shares of Common Stock owned by the Sarna Trust, but Dr. Sarna has the sole voting power with respect to such shares. Mr. Weinberg disclaims beneficial ownership of the shares held by the Sarna Trust.

(6) Includes 25,000 shares held by The George J. Febish Family Trust ("Febish Trust"), of which Janis Febish, the wife of Mr. Febish, and Melvin Weinberg, Esq. are the trustees. The children of Mr. and Mrs. Febish are the sole beneficiaries. Mr. Febish disclaims beneficial ownership of the shares held by the Febish Trust. Mr. Weinberg and Mrs. Febish are trustees of the Febish Trust and share dispositive power with respect to the shares of Common Stock owned by the Febish Trust, but Mrs. Febish has the sole voting power with respect to such shares. Mr. Weinberg disclaims beneficial ownership of the shares of Common Stock held by the Febish Trust.

(7) Includes immediately exercisable stock options to purchase 15,831 shares of Common Stock granted under the 1996 Plan.

(8) Includes immediately exercisable stock options to purchase 11,666 shares of Common Stock granted under the 1996 Plan and 166 shares of Common Stock purchased on the open market in the name of Lois Burak, Mr. Burak's wife. Mr. Burak disclaims beneficial ownership of the shares of Common Stock held by his wife.

(9) Includes 200,829 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock options and 16,666 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO OFFICER

         On January 2, 1997 the Company extended to Mr. Sarna a loan in the amount of $440,000 (the "1997 Loan "). The maturity date of the 1997 Loan was extended from November 30, 1997 to May 31, 2000. Mr. Sarna utilized the funds for a block purchase of 80,000 shares of the Common Stock from the market maker, who was also the underwriter of the Company's public offering, in an open market transaction. In March 1998, Mr. Sarna executed a Security Agreement in favor of the Company in which he pledged as collateral for the 1997 Loan certain contract rights to receive an option to acquire certain marketable securities. The individual who was to transfer this option failed to transfer the option and thereafter, in May 1999, filed for bankruptcy protection. Mr. Sarna and the Company have filed claims in bankruptcy court based upon the failure to deliver the option and have sued such individual in bankruptcy court to prevent their claims against him from being discharged in bankruptcy. The costs of such lawsuit are being borne by the Company. The Company has provided an allowance for loan loss aggregating $270,000 with respect to the 1997 Loan.

         During 1999, the Company made a personal interest-free loan to Mr. Sarna in the amount of $105,054.84. In August 1999, Mr. Sarna executed a promissory note in favor of the Company, which note is secured by Mr.
Sarna's pledge of 10,000 shares of Common Stock.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       EXHIBITS

            2.1(1)      Certificate   of  Ownership  and  Merger  of  ObjectSoft
                        Corporation (a New Jersey corporation) into the Company
            2.2(1)      Plan of Merger of ObjectSoft  Corporation  (a New Jersey
                        corporation) into the Company
            3.1(a)(1)   Certificate of Incorporation of the Company
            3.1(b)(2)   Amendment  to  Certificate  of   Incorporation   of  the
                        Company, dated November 14, 1996
            3.1(c)(12)  Amendment  to  Certificate  of   Incorporation   of  the
                        Company, dated June 3, 1999
            3.1(d)(12)  Amendment  to  Certificate  of   Incorporation   of  the
                        Company, dated October 12, 1999
            3.2(2)      Amended and Restated By-laws of the Company
            4.1(2)      Form of Representative's Unit Purchase Option Agreement
            4.2(2)      Specimen Certificate of the Company's Common Stock
            4.3(1)      Form of Class A Warrant Agreement
            4.4(3)      Private Equity Line of Credit Agreement, dated as of May
                        13, 1998
            4.5(4)      Agreement of  Amendment  and  Modification,  dated as of
                        September 29, 1998
            4.6(10)     Certificate  of  Designation  of  Series  C  Convertible
                        Preferred Stock
            4.7(3)      Form of Warrant A
            4.8(3)      Form of Warrant B
            4.9(3)      Registration Rights Agreement, dated as of May 13, 1998
            4.10(5)     Amended and Restated 6% Series D  Convertible  Preferred
                        Stock.

                        Subscription Agreement, dated as of December 30, 1998
            4.11(5)     Certificate of Designation of Series D Preferred Stock
            4.12(5)     Amended Certificate of Designation of Series D Preferred
                        Stock
            4.13(5)     Form of Investor's Warrant for December 1998 financing
            4.14(5)     Registration Rights Agreement,  dated as of December 30,
                        1998
            4.15(6)     6% Series E  Convertible  Preferred  Stock  Subscription
                        Agreement, dated as of March 17, 1999
            4.16(6)     Certificate of Designation of Series E Preferred Stock
            4.17(6)     Amended Certificate of Designation of Series E Preferred
                        Stock
            4.18(6)     Form of Investor's Warrant for March 1999 financing
            4.19(6)     Registration  Rights  Agreement,  dated as of March  17,
                        1999
            4.20(7)     6% Series F  Convertible  Preferred  Stock  Subscription
                        Agreement, dated as of August 13, 1999
            4.21(7)     Amendment Agreement, dated as of August 19, 1999
            4.22(7)     Certificate of Designation of Series F Preferred Stock
            4.23(7)     Form of Warrant  issued  pursuant to the August 13, 1999
                        Subscription Agreement
            4.24(7)     Registration  Rights  Agreement,  dated as of August 13,
                        1999
            4.25(8)     6% Series G  Convertible  Preferred  Stock  Subscription
                        Agreement, dated as of December 30, 1999
            4.26(8)     Certificate of Designation of Series G Preferred Stock
            4.27(8)     Form of Investor's Warrant for December 1999 financing
            4.28(8)     Registration Rights Agreement, dated December 30, 1999
            10.1(2)     Employment Agreement,  dated as of July 1, 1996, between
                        the Company and David E. Y. Sarna
            10.2(2)     Employment  Agreement dated as of July 1, 1996,  between
                        the Company and George J. Febish
            10.3(a)(11) 1996 Stock Option Plan, as amended as of March 15, 1999 10.3(b)(12) 1996 Stock Option Plan, as amended as of January 18,
                        2000 (subject to stockholder approval)
            10.4(1)     Form of Bridge Loan Promissory Note
            10.5(1)     Form of Bridge Loan Warrant
            10.6(1)     Form of  Warrant  Agreement  with  placement  agent  for
                        Bridge Loan Offering
            10.7(1)     Form   of   Subscription    Agreement   and   Investment
                        Representation of Investor with each of the investors in
                        the July 1996 Offering
            10.8(1)     Form of July 1996 Warrant Agreement
            10.9(1)     Form of Warrant  Agreement with placement agent for July
                        1996 Offering
            10.10(1)    Agreement,  dated January 11, 1996, as amended, with the
                        City of New York  (Department of Information  Technology
                        and Telecommunications)
            10.13(2)    Form of Investor Warrant
            10.14(2)    Form of Officer Warrant
            10.15(2)    Cyndel Warrant
            10.16(9)    Promissory  Note  between  David  E.  Y.  Sarna  and the
                        Company, dated January 2, 1997
            10.17(9)    Security  Agreement  between  David E. Y.  Sarna and the
                        Company, dated March 18, 1998
            10.18(12)   Performance  Stock Option Agreement  between the Company
                        and David E. Y. Sarna, dated as of December 9, 1999

            10.19(12)   Performance  Stock Option Agreement  between the Company
                        and George J. Febish, dated as of December 9, 1999
            23.1(12)    Consent of Richard A. Eisner & Company, LLP
            27.1(12)    Financial Data Schedule

         b.       REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of fiscal 1999. The Company filed a report on Form 8-K on January 4, 2000 in connection with the Company's entering into a 6% Series G Convertible Preferred Stock Subscription Agreement dated December 30, 1999 among the Company and certain investors.

---------------------

(1) Denotes exhibits incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-10519).
(2) Denotes exhibits incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-10519).
(3) Denotes exhibits incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-57753).
(4) Denotes an exhibit incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-57753).
(5) Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 1999.
(6) Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on March 23, 1999.
(7) Denotes exhibits incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-86887).
(8) Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on January 4, 2000.
(9) Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(10) Denotes an exhibit incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-69985).
(11) Denotes an exhibit incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-90303).
(12)     Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2000                        OBJECTSOFT CORPORATION


                                              By:   /s/ David E. Y. Sarna
                                                    ---------------------------
                                                    David E. Y. Sarna, Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:


               Signature                                        Title                                   Date

 /s/ David E. Y. Sarna                     Chairman, Co-Chief Executive Officer,              March 29, 2000
-------------------------------            Secretary and Director (Principal
David E.Y. Sarna                           Executive Officer, Principal Financial
                                           Officer and Principal Accounting Officer)


 /s/  George J. Febish                     President, Co-Chief Executive Officer,             March 29, 2000
--------------------------------           Treasurer  and Director  (Principal  Executive
George J. Febish                           Officer)


                                           Director                                           March __, 2000
--------------------------------
Daniel E. Ryan


 /s/ Michael A. Burak                      Director                                           March 29, 2000
-------------------------------
Michael A. Burak


OBJECTSOFT CORPORATION

CONTENTS

                                                       PAGE
                                                       ----

FINANCIAL STATEMENTS

   Independent auditors' report                                       F-2

   Balance sheet as of December 31, 1999                              F-3

   Statements of operations for the years ended
      December 31, 1999 and 1998                                      F-4

   Statements of changes in stockholders' equity
      for the years ended December 31, 1999 and 1998                  F-5

   Statements of cash flows for the years ended
      December 31, 1999 and 1998                                      F-6

   Notes to financial statements                                      F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
ObjectSoft Corporation
Hackensack, New Jersey


We have audited the accompanying balance sheet of ObjectSoft Corporation as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of ObjectSoft Corporation as of December 31, 1999 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

Richard A. Eisner & Company, LLP


Florham Park, New Jersey
February 23, 2000

OBJECTSOFT CORPORATION

BALANCE SHEET
DECEMBER 31, 1999


ASSETS
Current assets:
   Cash and cash equivalents                                                                            $2,311,000
   Marketable securities                                                                                   323,000
   Accounts receivable, less allowance for doubtful accounts of $130,000                                    29,000
   Prepaid expenses and other current assets                                                               338,000
   Deferred tax asset                                                                                      258,000
                                                                                                   ---------------

      Total current assets                                                                               3,259,000

Furniture and equipment, at cost, net of accumulated depreciation                                        1,584,000
Capitalized software                                                                                       215,000
Notes receivable - officer/shareholder, less allowance for loan loss of $270,000                           275,000
Other assets                                                                                                94,000
Deferred tax asset - noncurrent                                                                            200,000
                                                                                                   ---------------
                                                                                                        $5,627,000
                                                                                                   ================
LIABILITIES
Current liabilities:
   Current portion of long-term debt                                                                       $12,000
   Current portion of obligations under capital lease                                                      137,000
   Accounts payable                                                                                        345,000
   Accrued expenses                                                                                        173,000
   Other liabilities                                                                                         3,000
                                                                                                   ---------------
      Total current liabilities                                                                            670,000

Long-term debt                                                                                               1,000
Obligations under capital lease                                                                            375,000
                                                                                                   ---------------
      Total liabilities                                                                                  1,046,000
                                                                                                   ---------------

Commitments

STOCKHOLDERS' EQUITY
6% non-voting  convertible Series E preferred stock, $100 par, authorized 25,000 shares;
   issued and outstanding 1,000 shares                                                                     100,000
6% non-voting convertible Series G preferred stock, $.0001 par, authorized 30,000 shares,
   issued and outstanding 21,200 shares, at stated value                                                 2,120,000
Common stock, $.0001 par, authorized 50,000,000 shares, issued and outstanding
   4,257,895 shares
Additional paid-in capital                                                                              14,519,000
Accumulated deficit                                                                                    (12,158,000)
                                                                                                   ---------------

      Total stockholders' equity                                                                         4,581,000
                                                                                                   ---------------

                                                                                                        $5,627,000
                                                                                                   ================

See Notes to financial statements                                           F-3

OBJECTSOFT CORPORATION

STATEMENTS OF OPERATIONS

                                                                                                              YEAR ENDED
                                                                                                             DECEMBER 31,
                                                                                                   ------------------------------
                                                                                                        1999              1998
                                                                                                   -------------    -------------

Revenues:
   Development and training                                                                        $                $      44,000
   Rental and kiosk related income                                                                       136,000          117,000
                                                                                                   -------------    -------------

      Total revenues                                                                                     136,000          161,000
                                                                                                   -------------    -------------

Expenses:
   Cost of services                                                                                      835,000          583,000
   Research and development                                                                              410,000          491,000
   General and administrative                                                                          3,204,000        2,014,000
                                                                                                   -------------    -------------

      Total expenses                                                                                   4,449,000        3,088,000
                                                                                                   -------------    -------------

Loss from operations                                                                                  (4,313,000)      (2,927,000)
                                                                                                   -------------    -------------
Other income (expense):
   Realized and unrealized gain (loss) on marketable securities                                          (12,000)          (7,000)
   Interest and dividend income                                                                           62,000           73,000
   Interest expense                                                                                      (68,000)         (14,000)
                                                                                                   -------------    -------------

      Total other income (expense)                                                                       (18,000)          52,000
                                                                                                   -------------    -------------

(LOSS) BEFORE INCOME TAX BENEFIT                                                                      (4,331,000)      (2,875,000)
Income tax benefit                                                                                       411,000          360,000
                                                                                                   -------------    -------------

NET (LOSS)                                                                                         $  (3,920,000)   $  (2,515,000)
                                                                                                   ==============   =============

Net (loss) available to common stockholders                                                         $ (4,973,000)   $  (2,515,000)
                                                                                                    ============    =============

Basic and diluted net loss per share                                                                   $(3.20)          $(3.32)
                                                                                                       ======           ======



See Notes to financial statements                                           F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998


                                       CONVERTIBLE
                                        PREFERRED
                                          STOCK              COMMON STOCK              ADDITIONAL
                                          -----              ------------               PAID-IN
                                          AMOUNT         SHARES         AMOUNT          CAPITAL         (DEFICIT)           TOTAL
                                          ------         ------         ------          -------         ---------           -----
BALANCE, JANUARY 1, 1998                              4,082,676     $      0         $6,942,000        $(4,670,000)      $2,272,000
Consolidation of common
   stock on the basis of
   1 for 6                                           (3,402,230)
                                      ------------  -----------     --------       -------------     --------------   --------------
BALANCE, JANUARY 1, 1998,
   RESTATED                                             680,446                       6,942,000         (4,670,000)       2,272,000
Common stock, net of costs                              119,907                         337,000                             337,000
Issuance of preferred stock           $  2,298,000        9,630                        (212,000)                          2,086,000
Compensatory warrants and
   common stock                                           8,333                          13,000                              13,000
Conversion of preferred stock
   to common stock                      (1,248,000)     323,479                       1,248,000                                   0

Net loss                                                                                                (2,515,000)      (2,515,000)
                                      ------------  -----------     --------       -------------     --------------   --------------

BALANCE, DECEMBER 31, 1998               1,050,000    1,141,795            0          8,328,000         (7,185,000)       2,193,000

Issuance of preferred stock              6,570,000                                     (706,000)                          5,864,000
Compensatory warrants, options
   and common stock                                      58,333                         399,000                             399,000
Conversion of preferred stock
   to common stock                      (5,400,000)   3,021,221                       5,400,000
Exercise of options and
   warrants                                               9,894                          45,000                              45,000
Discount on preferred stock
   accounted for as a dividend                                                          993,000           (993,000)
Dividends paid in common stock                           26,652                          60,000            (60,000)

Net loss                                                                                                (3,920,000)      (3,920,000)
                                      ------------  -----------     --------       -------------     --------------   --------------

BALANCE, DECEMBER 31, 1999            $  2,220,000    4,257,895     $      0        $14,519,000       $(12,158,000)      $4,581,000
                                      ============  ===========     ========        ===========      =============      ==========


See Notes to financial statements                                           F-5

OBJECTSOFT CORPORATION

Statements of Cash Flows

                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                   --------------------------
                                                                                        1999             1998
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                      $(3,920,000)   $(2,515,000)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
      Depreciation and amortization                                                    522,000        362,000
      Deferred tax benefit                                                             (98,000)      (360,000)
      Warrants and common stock issued for services rendered                           277,000         13,000
      Provision for uncollectible accounts and officer/shareholder notes               325,000         75,000
      Unrealized (gain) loss on marketable securities                                  (30,000)        66,000
      Changes in:
        Marketable securities                                                         (293,000)       850,000
        Accounts receivable                                                             (7,000)       212,000
        Prepaid expenses and other current assets                                      (21,000)        40,000
        Other assets                                                                    62,000        (85,000)
        Accounts payable                                                              (177,000)       226,000
        Accrued expenses                                                                55,000         34,000
        Other liabilities                                                               (1,000)         2,000
                                                                                   -----------    -----------

         Net cash used in operating activities                                      (3,306,000)    (1,080,000)
                                                                                   -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (925,000)      (476,000)
   Capitalized software                                                               (251,000)       (72,000)
   Note receivable - other                                                                             25,000
   Notes receivable - officer/shareholder                                             (105,000)
                                                                                   -----------    -----------
        Net cash used in investing activities                                       (1,281,000)      (523,000)
                                                                                   -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of note payable                                                           (15,000)       (16,000)
   Proceeds from sale - leaseback                                                      123,000        337,000
   Proceeds from exercise of warrants and nonemployee options                           45,000
   Principal payments on obligations under capital leases                             (101,000)       (30,000)
   Net proceeds from issuance of preferred stock                                     5,864,000      2,085,000
                                                                                   -----------    -----------

        Net cash provided by financing activities                                    5,916,000      2,376,000
                                                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            1,329,000        773,000
Cash and cash equivalents, beginning of period                                         982,000        209,000
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 2,311,000    $   982,000
                                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Cash paid for:
      Interest                                                                     $    58,000    $    12,000
                                                                                   ===========    ===========

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    THE COMPANY:

       ObjectSoft Corporation (the "Company") is currently engaged in the business of providing transaction based and advertising supported services over the Internet and through public access kiosks primarily in video stores and in various public buildings. Its kiosks may be sold to others or operated by the Company for operating income.

[2]    CASH AND CASH EQUIVALENTS:

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

[4]    SOFTWARE DEVELOPMENT COSTS:

       The Company capitalizes software development costs when the preliminary project stage is completed. All other software development costs are expensed as research and development as incurred.

       The Company amortizes the capitalized software development costs over their estimated useful life, generally two years. It is reasonably possible that the remaining economic useful life of the software may vary in the near term.

[5]    MARKETABLE SECURITIES

       The Company's marketable securities, primarily equity securities, are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the changes in fair value during the period reported in earnings.

[6]    PROVISION FOR INCOME TAXES:

       Deferred income taxes arise from net operating loss carryforwards and temporary differences, primarily from income and expense items being reported on an accrual basis for financial statement purposes and cash basis for tax purposes and capitalized software.

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]    STOCK-BASED COMPENSATION:

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

[8]    PER SHARE DATA:

       The basic and diluted per share data has been computed on the basis of the loss applicable to common stockholders for each year divided by the weighted average number of shares of common stock outstanding.

       The following summarizes the basic and diluted loss per share for the years ended December 31, 1999 and 1998:

                            -----------------------------------------  -----------------------------------------
                                           1 9 9 9                                      1 9 9 8

                                                        BASIC AND                                       BASIC AND
                                           WEIGHTED      DILUTED                       WEIGHTED          DILUTED
                                           AVERAGE      PER SHARE                       AVERAGE         PER SHARE
                              NET LOSS       SHARES        AMOUNT         NET LOSS       SHARES           AMOUNT
                            ----------     -------     ----------         --------       ------           ------
Net loss                   $(3,920,000)                                $ (2,515,000)
Preferred stock
   dividends                (1,053,000)
                           -----------                                 ------------
Net loss applicable
   to common
   stockholders            $(4,973,000)     1,553,302    $(3.20)       $  (2,515,000)     758,116         $(3.32)
                           ===========      =========    =======       =============      =======         ======


[9]    USE OF ESTIMATES:

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


NOTE B - NOTES RECEIVABLE OFFICER/SHAREHOLDER

The note receivable is due from the chairman of the Company's board of directors and was collateralized by contract rights to receive from an individual an option exercisable for marketable securities which the individual failed to deliver. This note was initially due November 1997 and was extended to May 1999 and further extended to May 31, 2000 and bears interest at 8 percent per annum. While the chairman and the Company are pursuing legal remedies against the individual, the collectibility of this note cannot be determined. Accordingly, the Company has provided an allowance for loan loss aggregating $270,000.

During 1999, the Company loaned the chairman an additional $105,000 which is partially collateralized by 10,000 shares of the Company's common stock, is non-interest bearing and due on demand.

NOTE C - FURNITURE AND EQUIPMENT

As of December 31, 1999, furniture and equipment consists of:


           Kiosks                                        $2,132,000
           Furniture and other equipment                    479,000
                                                          ---------
                                                          2,611,000

           Accumulated depreciation                       1,027,000
                                                          ---------

                                                         $1,584,000
                                                         ==========

Depreciation expense aggregated $428,000 and $271,000 for the years ended December 31, 1999 and 1998, respectively. Included in furniture and other equipment are assets under capital leases with costs of $593,000. Accumulated depreciation on these assets aggregated $196,000. Depreciation expense on equipment under capital lease aggregated $120,000 and $33,000, for the years ended December 31, 1999 and 1998, respectively.

During 1999 and 1998, the Company acquired equipment under capital lease aggregating $427,000 and $47,000, respectively.


NOTE D - CAPITALIZED SOFTWARE

During the years ended December 31, 1999 and 1998, the Company capitalized software development costs which aggregated $251,000 and $72,000, respectively. Amortization of capitalized software costs aggregated $95,000 and $91,000 for the years ended December 31, 1999 and December 31, 1998, respectively.


NOTE E - OBLIGATIONS UNDER CAPITAL LEASE

Minimum future lease payments under capital leases expiring through 2004, as of December 31, 1999 are as follows:

           YEAR ENDING
           DECEMBER 31,                                          AMOUNT
           ------------                                          ------

              2000                                             $263,000
              2001                                              253,000
              2002                                              153,000
              2003                                               37,000
              2004                                                3,000
                                                           -------------
                                                                709,000
           Less amount representing interest                    197,000
                                                           ------------
           Present value of net minimum lease payments          512,000
           Due within one year                                  137,000
                                                           ------------
           Due after one year                                  $375,000
                                                           ============

OBJECTSOFT CORPORATION


NOTE F - LONG-TERM DEBT

Long-term debt as of December 31, 1999 consists of:

             Note payable collaterlized by equipment,
                interest at 15.44%, principal and interest
                of $1,077, due in monthly installments
                through January 2001                                $13,000

             Current portion of long-term debt                       12,000
                                                                     ------

             Long-term debt                                          $1,000
                                                                     ======


As of December 31, 1999, annual maturities of long-term debt outstanding are $12,000 in 2000 and $1,000 in 2001.


NOTE G - ACCRUED EXPENSES:

Accrued expenses are:

             Accrued interest                                       $11,000
             Accrued rents                                           10,000
             Accrued legal fees                                      79,000
             Other                                                   73,000
                                                               ------------

                                                                   $173,000
                                                               ============


NOTE H - STOCKHOLDERS' EQUITY

COMMON STOCK:

In June 1999, the Company increased the authorized shares of common stock from 20 million to 50 million.

In September 1999, the Company declared a consolidation of its common stock on a 1 for 6 basis. This has been reflected retroactively in the financial statements. Therefore, all per share and share amounts have been adjusted to reflect the consolidation of shares.

PREFERRED STOCK:

From April 1999 through July 1999, all of the then outstanding Series D preferred stock were converted into 174,176 shares of common stock.

In March 1999, the Company issued 20,000 shares of Series E 6% convertible preferred stock and warrants to purchase 8,333 shares of common stock at $19.0125 per share for $1,866,000, net of costs. Additionally, the placement agent received 1,000 shares of the Series E preferred stock and aforementioned warrant to purchase 8,333 shares of common stock. From July 1999 through December 1999, 20,000 shares of the outstanding Series E preferred stock were converted into 635,925 shares of common stock. The warrants expire in March 2004.

In August 1999, the Company issued for $2,062,000, net of costs, 21,000 shares of Series F 6% cumulative convertible preferred stock and warrants to purchase 39,167 shares at $6.42 per share expiring August 2004. Additionally, the placement agent received 2,500 shares of Series F preferred stock. In December 1999, all of the outstanding Series F preferred stock were converted into 2,211,120 shares of common stock.

In December 1999, the Company issued for $1,936,000, net of costs, 20,000 shares of Series G 6% cumulative convertible preferred stock and warrants to purchase 200,000 shares at $2.95625 per share expiring December 2004. Additionally, the placement agent received 1,200 shares of Series G preferred stock and aforementioned warrants to purchase 50,000 shares. The number of shares of common stock to be issued upon conversion shall be determined by dividing the purchase price of the shares to be converted by the lesser of $2.6875 or the average of the two lowest closing bid prices during the 20 business days ending one day prior to the conversion ("look back period"). If the preferred stock has not been converted into common stock by March 31, 2000, the look back period will increase by two business days on the first day of each month through August 2000.

Additionally, in February 2000, the Company issued for $500,000 , 5,000 shares of Series G preferred stock and warrants to purchase 50,000 shares of common stock. The placement agent received 300 shares of the preferred stock and warrants to purchase 12,500 shares of common stock.

The following summarizes the changes in non-voting convertible preferred stock for the two years ended December 31, 1999:


                    BALANCE,                       CONVERSION         BALANCE.                       CONVERSION          BALANCE,
                   JANUARY 1,                     INTO COMMON       DECEMBER 31,                     INTO COMMON       DECEMBER 31,
                      1997         ISSUANCES         STOCK              1998         ISSUANCES          STOCK              1999
                      ----         ---------         -----              ----         ---------          -----              ----
Series C:
   Shares                              12,480          (12,480)
   Amounts                       $  1,248,000       (1,248,000)

Series D:
   Shares                              10,500                            10,500                           (10,500)
   Amounts                       $  1,050,000                     $   1,050,000                       $(1,050,000)

Series E:
   Shares                                                                                 21,000          (20,000)             1,000
   Amounts                                                                          $  2,100,000      $(2,000,000)          $100,000

Series F:
   Shares                                                                                 23,500          (23,500)
   Amounts                                                                          $  2,350,000      $(2,350,000)

Series G:
   Shares                                                                                 21,200                              21,200
   Amounts                                                                          $  2,120,000                          $2,120,000


STOCK OPTIONS AND WARRANTS:

The Company has warrants outstanding, expiring in April 2000, for the purchase of 16,667 shares of common stock at an exercise price of $3.00. Additionally, a warrant to purchase 20,000 shares expired in 1999.

In November 1998, the Company issued warrants to purchase 112,500 shares of common stock at prices ranging from $6.00 to $30.00 per share and 8,333 shares of common stock in exchange for professional services to be performed substantially over a 24 month period. The estimated fair value of the warrants and stock at date of issue aggregated $248,000 and is being amortized over 24 months. During the years ended December 31, 1999 and 1998, the Company recognized an expense of $104,000 and $13,000, respectively.

NOTE H-STOCKHOLDERS' EQUITY (CONTINUED)

OBJECTSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

During 1999, the Company issued warrants exercisable into 55,540 shares of common stock for services rendered by a financial advisor and a leasing company, including 33,333 that vest upon completion of certain financings. The exercise prices range from $2.92 to $13.00 and the warrants expire in 2004. For the year ended December 31, 1999, the Company recognized an expense of $173,000.

In December 1999, the Company issued to each of the co-chief executives options on 500,000 shares at $1.50 per share subject to the Company meeting certain milestones including the completion of certain financings, lease financing of kiosks, completion and advertising agreements, reduction of the quarterly losses, certain kiosk enhancements and the completion of an offering of at least $10 million. The options expire in 2004 and options for any milestones not met by December 10, 2002 are cancelled. The Company has estimated when each milestone will most likely be met. However, these options require stockholder approval which has not been received yet; charges to operations will commence upon receipt of stockholder approval.

The Company maintains a stock option plan ("Plan") pursuant to which 208,333 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others. In June 1999, the stockholders approved increasing the shares reserved under the Plan from 125,000 shares to 208,333 shares.

The Company recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of valuing the options, on 1999 and 1998 net loss is not necessarily representative of the effects on reported net earnings or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss in 1999 would have been approximately $4.0 million or $(3.26) per share and the pro forma net loss in 1998 would have been approximately $2.6 million or $(3.42) per share.

The fair value of each option granted in 1999 and 1998 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumption: no dividends yield, expected volatility of 90% in 1999 and 40% in 1998, risk free interest rates of 4.84% and 6.03% in 1999 and 5.50% in 1998 and expected lives of approximately five years for the 1999 options and three years for the 1998 options. The weighted average fair value of options granted were $1.81 per share during 1999 and $2.18 per share during 1998.

As of December 31, 1999, 2,190,598 shares were reserved for issuance of shares for outstanding warrants and options.

The following summarizes stock option transactions under the Plan:


                                                                        YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                                   1999                          1998
                                                           ----------------------      -----------------------
                                                                         WEIGHTED                     WEIGHTED
                                                                         AVERAGE                       AVERAGE
                                                                         EXERCISE                     EXERCISE
                                                           Shares         PRICE         SHARES          PRICE
                                                           ------         -----         ------          -----
         Outstanding options at the beginning
            of year                                          65,278         $8.70         41,667        $23.76
         Options granted                                    147,500          3.29         72,500           8.70
         Options expired or canceled                         (4,445)         8.70        (48,889)         21.54
         Options exercised                                   (2,673)         8.70
                                                           --------                     --------
         Outstanding options at the end of
            year                                            205,660         $4.82         65,278        $ 8.70
                                                        ============                  ===========


OBJECTSOFT CORPORATION

The following table summarizes information about the plan's options outstanding as of December 31, 1999:

                                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                               ---------------------------------   -----------------------------
                                                     WEIGHTED
                                                     AVERAGE
                                                    REMAINING         WEIGHTED                          WEIGHTED
               RANGE OF                            CONTRACTUAL         AVERAGE                           AVERAGE
               EXERCISE             NUMBER             LIFE           EXERCISE          NUMBER          EXERCISE
                PRICES           OUTSTANDING        (IN YEARS)          PRICE         EXERCISABLE         PRICE
                ------           -----------        ----------          -----         -----------         -----
                $1.50               124,166            4.9              $1.50             63,000          $1.50
                 8.70                61,494            3.5               8.70             51,000           8.70
                13.50                20,000            4.1              13.50             12,000          13.50


NOTE I - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 is as follows:

             Net operating losses carryforward                  $   3,925,000
             Research and development credit                          168,000
             Allowance for loan loss                                  108,000
             Other                                                     32,000
                                                                -------------
             Deferred tax asset                                     4,233,000
                                                                -------------
             Capitalized software                                      86,000
             Accrual to cash adjustment                               119,000
             Depreciation                                              29,000
                                                                -------------
             Deferred tax liability                                   234,000
             Valuation allowance                                   (3,541,000)
                                                                -------------

             Net deferred tax asset                             $     458,000
                                                                =============

Income tax benefit as of December 31, 1999 and 1998 consists of the following:

                                                  1999          1998
                                                  ----          ----

             Current:
                State                        $  313,000
             Deferred:
                State                            98,000     $360,000
                                               ----------   --------
                                               $411,000     $360,000
                                               ========     ========


The change in the valuation allowances for the years ended December 31, 1999 and 1998 was $735,000 and $507,000, respectively.

As permitted by New Jersey statutes, the Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits accordingly, state income tax benefits and deferred tax assets have been recognized in 1999 and 1998.

The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit for each of the years ended December 31, 1999 and 1998, respectively, is summarized as follows:

                                                               1999     1998
                                                               ----     ----

      Statutory federal income tax rate                         34.0%    34.0%
      State income tax benefit, net of federal tax effect        6.9      9.5
      Increase in valuation allowance                          (30.8)   (31.4)
      Miscellaneous                                              0.4      2.3
                                                                 ---      ---

      Effective income tax rate                                 10.5%    14.4%
                                                               =====   ======

As of December 31, 1999, the Company had a net operating loss carryforward of $10,924,000 for federal income tax purposes, which expires through 2019.


NOTE J - EMPLOYEE BENEFIT PLAN

The Company maintains a noncontributory Employee Savings Plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the Plan.


NOTE K - FINANCIAL INSTRUMENTS, REVENUES AND OTHER MATTERS

[1]    CASH AND CASH EQUIVALENTS:

       The Company places its cash and cash equivalents in a commercial bank. At times, the cash balances exceed federally insured limits.

[2]    REVENUES:

       For the years ended December 31, 1999 and 1998, 86 percent and 73 percent of revenues were derived from one customer, respectively.

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

NOTE L - COMMITMENTS

[1]    LEASE INCOME:

       The Company leases five kiosks, hardware and software to the City of New York. All rental income relates to this agreement. Additionally, the Company can earn fees based upon the number of transactions effectuated in the kiosks. The Company extended its agreement with the City of New York through January 1, 2001. Under the terms of this agreement, the annual rental income is $135,000.

[2]    LEASE:

       The Company leases office space and equipment under operating leases with initial or remaining terms of one year or more through 2007. Minimum annual rentals are as follows:

                        YEAR ENDING
                        DECEMBER 31,                      AMOUNT
                        ------------                      ------
                              2000                      $ 182,000
                              2001                        177,000
                              2002                        178,000
                              2003                        185,000
                              2004                        199,000
                              Thereafter                  329,000
                                                     ------------
                                                      $ 1,250,000
                                                      ===========

       Rent expense approximated $129,000 and $100,000 for the years ended December 31, 1999 and 1998, respectively.

[3]    EMPLOYMENT AGREEMENTS:

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


NOTE M - ADVERTISING COSTS

Advertising  costs are charged to operations in the year incurred and aggregated
$63,000  and  $41,000  for  the  years  ended   December   31,  1999  and  1998,
respectively.

                                 EXHIBITS INDEX
                                 --------------

            2.1(1)      Certificate   of  Ownership  and  Merger  of  ObjectSoft
                        Corporation (a New Jersey corporation) into the Company
            2.2(1)      Plan of Merger of ObjectSoft  Corporation  (a New Jersey
                        corporation) into the Company
            3.1(a)(1)   Certificate of Incorporation of the Company
            3.1(b)(2)   Amendment  to  Certificate  of   Incorporation   of  the
                        Company, dated November 14, 1996
            3.1(c)(12)  Amendment  to  Certificate  of   Incorporation   of  the
                        Company, dated June 3, 1999
            3.1(d)(12)  Amendment  to  Certificate  of   Incorporation   of  the
                        Company, dated October 12, 1999
            3.2(2)      Amended and Restated By-laws of the Company
            4.1(2)      Form of Representative's Unit Purchase Option Agreement
            4.2(2)      Specimen Certificate of the Company's Common Stock
            4.3(1)      Form of Class A Warrant Agreement
            4.4(3)      Private Equity Line of Credit Agreement, dated as of May
                        13, 1998
            4.5(4)      Agreement of  Amendment  and  Modification,  dated as of
                        September 29, 1998
            4.6(10)     Certificate  of  Designation  of  Series  C  Convertible
                        Preferred Stock
            4.7(3)      Form of Warrant A
            4.8(3)      Form of Warrant B
            4.9(3)      Registration Rights Agreement, dated as of May 13, 1998
            4.10(5)     Amended and Restated 6% Series D  Convertible  Preferred
                        Stock.

                        Subscription Agreement, dated as of December 30, 1998
            4.11(5)     Certificate of Designation of Series D Preferred Stock
            4.12(5)     Amended Certificate of Designation of Series D Preferred
                        Stock
            4.13(5)     Form of Investor's Warrant for December 1998 financing
            4.14(5)     Registration Rights Agreement,  dated as of December 30,
                        1998
            4.15(6)     6% Series E  Convertible  Preferred  Stock  Subscription
                        Agreement, dated as of March 17, 1999
            4.16(6)     Certificate of Designation of Series E Preferred Stock
            4.17(6)     Amended Certificate of Designation of Series E Preferred
                        Stock
            4.18(6)     Form of Investor's Warrant for March 1999 financing
            4.19(6)     Registration  Rights  Agreement,  dated as of March  17,
                        1999
            4.20(7)     6% Series F  Convertible  Preferred  Stock  Subscription
                        Agreement, dated as of August 13, 1999
            4.21(7)     Amendment Agreement, dated as of August 19, 1999
            4.22(7)     Certificate of Designation of Series F Preferred Stock
            4.23(7)     Form of Warrant  issued  pursuant to the August 13, 1999
                        Subscription Agreement
            4.24(7)     Registration  Rights  Agreement,  dated as of August 13,
                        1999
            4.25(8)     6% Series G  Convertible  Preferred  Stock  Subscription
                        Agreement, dated as of December 30, 1999
            4.26(8)     Certificate of Designation of Series G Preferred Stock
            4.27(8)     Form of Investor's Warrant for December 1999 financing
            4.28(8)     Registration Rights Agreement, dated December 30, 1999
            10.1(2)     Employment Agreement,  dated as of July 1, 1996, between
                        the Company and David E. Y. Sarna
            10.2(2)     Employment  Agreement dated as of July 1, 1996,  between
                        the Company and George J. Febish
            10.3(a)(11) 1996 Stock Option Plan, as amended as of March 15, 1999 10.3(b)(12) 1996 Stock Option Plan, as amended as of January 18,
                        2000 (subject to stockholder approval)
            10.4(1)     Form of Bridge Loan Promissory Note
            10.5(1)     Form of Bridge Loan Warrant
            10.6(1)     Form of  Warrant  Agreement  with  placement  agent  for
                        Bridge Loan Offering
            10.7(1)     Form   of   Subscription    Agreement   and   Investment
                        Representation of Investor with each of the investors in
                        the July 1996 Offering
            10.8(1)     Form of July 1996 Warrant Agreement
            10.9(1)     Form of Warrant  Agreement with placement agent for July
                        1996 Offering
            10.10(1)    Agreement,  dated January 11, 1996, as amended, with the
                        City of New York  (Department of Information  Technology
                        and Telecommunications)
            10.13(2)    Form of Investor Warrant
            10.14(2)    Form of Officer Warrant
            10.15(2)    Cyndel Warrant
            10.16(9)    Promissory  Note  between  David  E.  Y.  Sarna  and the
                        Company, dated January 2, 1997
            10.17(9)    Security  Agreement  between  David E. Y.  Sarna and the
                        Company, dated March 18, 1998
            10.18(12)   Performance  Stock Option Agreement  between the Company
                        and David E. Y. Sarna, dated as of December 9, 1999

            10.19(12)   Performance  Stock Option Agreement  between the Company
                        and George J. Febish, dated as of December 9, 1999
            23.1(12)    Consent of Richard A. Eisner & Company, LLP
            27.1(12)    Financial Data Schedule