Form 10QSB
period 2000-03-31
OBJECTSOFT CORP
filed 2000-05-15
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2000

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                 May 12, 2000

Common Stock, $.0001 par value         4,296,503
Redeemable Class A Warrants            1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

OBJECTSOFT CORPORATION



                    INDEX


                                                       Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-
        March 31, 2000                                   1

        Condensed Statements of Operations
           Three Months Ended March 31, 2000
           and 1999                                      2

        Condensed Statements of Cash Flows
           Three Months Ended March 31, 2000
           and 1999                                      3


     Notes to Condensed Financial Statements             4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                             5

Part II Other Information

    Item 6.Exhibits and reports on Form 8-K              9

Signatures                                              10

Exhibit index                                           11

Exhibit 27  Article 5 Financial Data Schedule           12

PART I  Financial information
OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- MARCH  31, 2000 (Unaudited)
                                                          March
                                                         31, 2000
                                                       ------------
        ASSETS
Current assets:
   Cash and cash equivalents                              $926,809
   Marketable securities                                   323,094
   Accounts receivable                                       9,418
   Prepaid expenses and other
        current assets                                     286,847
   Deferred tax asset                                      308,003
                                                       ------------
   Total current assets                                  1,854,171
Equipment, at cost, net of
   accumulated depreciation                              2,310,524
Capitalized software                                       302,251
Loans  receivable-
   officer/ shareholder                                    291,882
Other assets                                                80,261
Deferred tax asset- non current                            200,000
                                                       ------------
T O T A L                                                5,039,089
                                                       ============

        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                                10,045
   Current portion of obligations
        under capital lease                                163,731
   Accounts payable                                        452,606
   Accrued expenses                                        145,714
   Other current liabilities                                 1,117
                                                       ------------
Total current liabilities                                  773,213
Long-term debt
Obligations under capital lease                            311,505
                                                       ------------
Total Liabilities                                        1,084,718
                                                       ------------
        STOCKHOLDERS' EQUITY
6% non-voting convertible preferred G
   stock, $100 par, authorized 30,000 shares
   issued and outstanding 26,500 shares                  2,650,000
Common stock, $.001 par value; authorized
   50,000,000 shares; issued and outstanding
   4,296,503 shares at March 31, 2000                          430
Additional paid-in capital                              16,314,413
Accumulated deficit                                    (15,010,472)
                                                       ------------
   Total stockholders' equity                            3,954,371
                                                       ------------
T O T A L                                               $5,039,089
                                                       ============
                                    -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2000 AND MARCH 31, 1999
UNAUDITED
                                        Three Months Ended March 31,
                                            2000           1999
                                        ------------   ------------
Sales and services                          $36,418        $45,350
                                        ------------   ------------

Expenses:
   Cost of sales and services               276,340        141,785
   Research and development                  84,888         78,911
   General and administrative               811,533        568,154
                                        ------------   ------------

        Total expenses                    1,172,761        788,850
                                        ------------   ------------

        Loss from operations             (1,136,343)      (743,500)
                                        ------------   ------------
Other income(expense):
   Realized and unrealized (loss) on
      marketable securities                   1,153        (10,265)
   Interest and dividend income              23,472          2,800
   Interest expense                         (52,107)        (6,119)
                                        ------------   ------------
        Total other income (expense)        (27,482)       (13,584)
                                        ------------   ------------

(Loss) before income tax benefit         (1,163,825)      (757,084)
Income tax benefit                           50,000        120,000
                                        ------------   ------------

NET (LOSS)                              ($1,113,825)     ($637,084)
                                        ============   ============

Net (loss) available to common
   stockholders


BASIC AND DILUTED NET (LOSS) PER SHARE       ($0.67)        ($0.55)
                                        ============   ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                        4,277,322      1,154,070
                                        ============   ============


OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
UNAUDITED

                                                       Three Months Ended March 31,
                                                              2000        1999
                                                       ------------   ------------
Cash flows from operating activities:
Net (loss)                                             ($1,113,825)     ($637,084)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                           207,494        115,288
   Deferred tax benefit                                    (50,000)      (120,000)
   Warrants issued for services rendered                    26,121
   Unrealized (gain) loss on marketable securities          (2,735)
   Changes in operating assets and
        liabilities:
   (Increase) decrease in:
        Marketable securities                                2,559       (504,256)
        Accounts receivable                                 19,916         (2,886)
        Other current assets                                51,127       (142,457)
        Loan receivable-officer                            (16,827)
        Other assets                                        13,865         41,846
   Increase (decrease) in:
        Accounts payable                                   107,317       (281,968)
        Accrued expenses and
                 other liabilities                         (28,831)        17,242
                                                       ------------   ------------
Net cash used in operating activities                     (783,819)    (1,514,275)
                                                       ------------   ------------
Cash flow from investing activities:
Capital expenditures                                      (891,777)      (289,570)
Capitalized software and courseware                       (129,243)       (68,260)
                                                       ------------   ------------
Net cash (used in) investing activities                 (1,021,020)      (357,830)
                                                       ------------   ------------
Cash flow from financing activities:
Proceeds from exercise of warrants
   and non-employee options                                 10,023         38,413
Proceeds from issuance of preferred stock                  450,000      1,840,000
Principal payments on obligations
   under capital leases                                    (36,246)        (6,308)
Repayment of long-term debt                                 (2,771)        (4,668)
                                                       ------------   ------------
Net cash provided by financing activities                  421,006      1,867,437
                                                       ------------   ------------

NET (DECREASE) IN CASH                                  (1,383,833)        (4,668)

Cash, beginning of period                                2,310,642        982,006
                                                       ------------   ------------
Cash, end of period                                       $926,809       $977,338
                                                       ============   ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                                      $34,148         $6,119
                                                       ============   ============
                                          -3-

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

PART II
Item 2.
OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: history and expectation of future losses and an accumulated deficit; possibility of cut back or cessation of operations if unable to obtain needed funding; uncertainty of new product profitability; dependence on securing sufficient profitable locations for the Company's products; dependence on the Company's continuing relationship with DoubleClick; dilution of the value of the Company's common stock as a result of the reservation of common stock for further issuances ; no assurance of continued Nasdaq listing; if delisted from Nasdaq, would be subject to penny stock regulations; dependence on certain licenses, installation and maintenance services; technical disruptions in the Company's and third parties' products could be costly and detrimental to the Company's competitiveness; possible liability and loss of business for unauthorized use of the Company's information and injuries resulting from the Company's products;
possible disruptions in the Company's services due to technical and operational systems failures; need to be continuously accepted in rapidly changing markets; significant competition; difficulty complying with government contract requirements and government regulation;
reliance on strategic relationship with Microsoft; dependence on Microsoft's windows operating system; dependence upon common carriers and Internet access providers; dependence on the Internet; dependence on a single customer for a significant portion of revenues; dependence on retaining subcontractors; potential fluctuation in the Company's quarterly operating results; dependence upon key members of the Company's management and employees; dependence on ability to adequately protect proprietary technology; risk of liability due to future regulation of the Internet access industry; no anticipation of the payment of dividends; the possible negative effect of anti-takeover provisions, and other risks described elsewhere herein and in Amendment No. 1 to the Company's registration statement of Form S-3 dated April 6, 2000.

Overview

The Company provides Internet-connected, advertising-supported, interactive kiosks which are public access computer terminals that offer entertainment as well as information and the ability to execute financial transactions. The Company originally provided consulting and training services, but changed its focus in mid-1994 to its current transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $3,920,000 in 1999 and a net loss of $2,515,000 in 1998. In July, 1996 the Company introduced its SmartStreet kiosks and in October 1998 its FastTake kiosks were introduced. The Company has recognized only limited income to date from its kiosks. Although the Company anticipates that it will begin to recognize greater revenues from the FastTake kiosks during 2000, it cannot predict the actual timing or amount of such revenues.

Results of Operations
Three Months Ended March 31, 2000 Compared With Three
Months Ended March 31, 1999


As of March 31, 2000, 100 FastTake kiosks were installed in stores, 30 were in the process of being installed, and an additional 300 have been ordered and are being manufactured. In addition, the Company entered into an advertising agreement with DoubleClick which is expected to begin generating revenues in the second quarter of 2000.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2000.

Net revenues decreased by $8,932 or 20% to $36,418 for the
three months ended March 31, 2000 from $45,350 for the three months ended March 31, 1999. The change was due to lower revenues from consulting services offset by an increase in revenues resulting from
advertising revenue generated from the Company's   FastTake products.

Cost of sales and services increased by $134,555 or 95% to $276,340 for the three months ended March 31, 2000 from $141,785 for the three months ended March 31, 1999, due to an increase in depreciation and amortization of costs related to the development and purchase of FastTake related products.

Research and development expenses increased by $5,977 or 8% to $84,888 for the three months ended March 31, 2000 from $78,911 for the three months ended March 31, 1999, due to an increase in personnel devoted to research and development in connection with the development and improvement of FastTake products.

General and administrative expenses increased by $243,379 or 43% to $811,533 for the three months ended March 31, 2000 from &568,154 for the three months ended March 31, 1999, due to the hiring of marketing staff to accommodate the expansion of sales opportunities related to FastTake products.

Other expense increased by $13,898 to ($27,482)for the three months ended March 31, 2000 from ($13,584) for the three months ended March 31, 1999, due to an increase in interest expense resulting from the leasing of kiosks, offset by an increase in interest and dividend income, and gain from securities.

The net loss increased by $238,939 or 29% to $1,057,020 for the three months ended March 31, 2000 from $818,081 for the three months ended March 31, 1999, due to an increase in the development, and marketing expenses related to FastTake.


Liquidity and Capital Resources

For the three months ended March 31, 2000 the Company incurred a net loss of $1,057,020. The accumulated deficit increased to $14,860,136 as the Company continued to incur operating losses as expenses exceeded revenue. The Company had working capital of $1,119,458 as of March 31, 2000 as compared to $2,588,315 as of December 31, 1999, or a decrease of $1,468,857. Capital expenditures and capitalized software amounted to $1,021,020.

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

The Company anticipates that, giving effect to the sale of $2,000,000 of Series G Preferred Stock consummated on December 30,
1999 and the sale of an additional $500,000 of Series G Preferred
Stock consummated in February 2000, together with proceeds from anticipated equipment financing arrangements and cash flow from operations, the Company's existing working capital will be sufficient to fund its operations at least through March 31,2001. Continuing operations thereafter will depend on cash flow from operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance, however, that such funds will be available.


Inflation and Seasonality

The rate of inflation was insignificant during the quarter ended March 31, 2000. The Company continually reviews its costs in relation to the pricing of its products and services.

The Company's business is not seasonal.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.
         Exhibit 27 -Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed on January 4, 2000 a report on Form 8-K dated December 30, 1999, relating to the sale of Series G
     Preferred Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        OBJECTSOFT CORPORATION




                        BY      /s/ _ David E. Y. Sarna
                                David E. Y. Sarna, Co-Chief
                                Executive Officer and  Principal
                    Financial Officer


May 15, 2000

                     OBJECTSOFT CORPORATION




                         Exhibit Index



      Exhibit Number                               Page #



            27     Financial Data Schedule               12