Form 10QSB
period 2000-06-30
OBJECTSOFT CORP
filed 2000-08-15
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2000

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                 August 9, 2000

Common Stock, $.0001 par value         5,988,331
Redeemable Class A Warrants            1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

OBJECTSOFT CORPORATION



                    INDEX


                                                       Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheet-
        June 30, 2000                                   1

        Condensed Statements of Operations
           Three Months and Six Months Ended
           June 30, 2000 and 1999                       2

        Condensed Statements of Cash Flows
           Six Months Ended June 30, 2000
           and 1999                                     3


     Notes to Condensed Financial Statements            4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                            5

Part II Other Information

     Item 2. Other information                          9

    Item 6.Exhibits and reports on Form 8-K            11

Signatures                                             12

Exhibit index                                          13

Exhibit 27  Article 5 Financial Data Schedule          14

PART I  Financial information
OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEET -- JUNE 30, 2000 (Unaudited)
                                                              JUNE
                                                            30, 2000
                                                          ------------
        ASSETS
Current assets:
   Cash and cash equivalents                                 $469,350
   Marketable securities                                      139,650
   Accounts receivable                                         25,805
   Prepaid expenses and other
        current assets                                        253,138
   Deferred tax asset                                         338,003
                                                          ------------
   Total current assets                                     1,225,946
Equipment, at cost, net of
   accumulated depreciation                                 2,450,788
Capitalized software                                          322,367
Loans  receivable-
   officer/ shareholder                                       301,750
Other assets                                                   36,559
Deferred tax asset- non current                               200,000
                                                          ------------
T O T A L                                                  $4,537,410
                                                          ============
        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                                   $7,165
   Current portion of obligations
        under capital lease                                   180,137
   Accounts payable                                           554,333
   Accrued expenses                                           101,714
   Other current liabilities                                    1,117
                                                          ------------
Total current liabilities                                     844,466
Obligations under capital lease                               293,477
                                                          ------------
Total Liabilities                                           1,137,943
                                                          ------------
        STOCKHOLDERS' EQUITY
6% non-voting convertible preferred G
   stock, $100 par, authorized 30,000 shares
   issued and outstanding 17,700 shares                     1,770,000
Common stock, $.001 par value; authorized
   50,000,000 shares; issued and outstanding
   5,988,331 shares at June 30, 2000                              599
Additional paid-in capital                                 18,951,176
Accumulated deficit                                       (17,322,308)
                                                          ------------
   Total stockholders' equity                               3,399,467
                                                          ------------
T O T A L                                                  $4,537,410
                                                          ============
                               -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
UNAUDITED

                                                   Three Months Ended           Six Months Ended
                                                June 30       June 30       June 30       June 30
                                                  2000          1999          2000          1999
                                            ------------  ------------  ------------  ------------
Sales and services                              $33,609       $48,052       $70,027       $93,402
                                            ------------  ------------  ------------  ------------

Expenses:
   Cost of sales and services                   395,669       178,442       672,009       320,227
   Research and development                      76,410        86,958       161,298       165,869
   General and administrative                 1,021,698       675,310     1,833,231     1,243,464
                                            ------------  ------------  ------------  ------------

        Total expenses                        1,493,777       940,710     2,666,538     1,729,560
                                            ------------  ------------  ------------  ------------

        Loss from operations                 (1,460,168)     (892,658)   (2,596,511)   (1,636,158)
                                            ------------  ------------  ------------  ------------
Other income(expense):
   Realized and unrealized (loss) on
      marketable securities                     (37,203)      (23,340)      (36,050)      (33,605)
   Interest and dividend income                   7,569        13,098        31,041        15,898
   Interest expense                             (60,996)      (10,244)     (113,103)      (16,363)
                                            ------------  ------------  ------------  ------------
        Total other income (expense)            (90,630)      (20,486)     (118,112)      (34,070)
                                            ------------  ------------  ------------  ------------

(Loss) before income tax benefit             (1,550,798)     (913,144)   (2,714,623)   (1,670,228)
Income tax benefit                               30,000             0        80,000       120,000
                                            ------------  ------------  ------------  ------------

NET (LOSS)                                  ($1,520,798)    ($913,144)  ($2,634,623)  ($1,550,228)
                                            ============  ============  ============  ============

Net (loss) available to common
   stockholders


BASIC AND DILUTED NET (LOSS) PER SHARE           ($0.49)       ($0.78)       ($1.15)       ($1.86)
                                            ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            4,724,108     1,187,985     4,500,715     1,171,121
                                            ============  ============  ============  ============


OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2000 AND 1999
UNAUDITED
                                                          Six Months Ended June 30,
                                                                 2000       1999
                                                          ------------  ------------
Cash flows from operating activities:
Net (loss)                                                ($2,634,623)  ($1,550,228)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                              464,234       237,040
   Deferred tax benefit                                       (80,000)     (120,000)
   Warrants and options issued for services rendered           62,013
   Unrealized (gain) loss on marketable securities             22,975
   Changes in operating assets and
        liabilities:
   (Increase) decrease in:
        Marketable securities                                 160,293      (653,677)
        Accounts receivable                                     3,529       (21,776)
        Other current assets                                   84,836       (32,413)
        Loan receivable-officer                               (26,695)     (106,883)
        Other assets                                           57,567        62,314
   Increase (decrease) in:
        Accounts payable                                      209,047       121,605
        Accrued expenses and
                 other liabilities                            (72,831)      170,669
                                                          ------------  ------------
Net cash used in operating activities                      (1,749,655)   (1,893,349)
                                                          ------------  ------------
Cash flow from investing activities:
Capital expenditures                                       (1,230,776)     (860,941)
Capitalized software and courseware                          (207,365)     (172,354)
                                                          ------------  ------------
Net cash (used in) investing activities                    (1,438,141)   (1,033,295)
                                                          ------------  ------------
Cash flow from financing activities:
Proceeds from exercise of warrants
   and non-employee options                                    10,023        38,413
Proceeds from issuance of preferred and common stock        1,380,000     1,840,000
Principal payments on obligations
   under capital leases                                       (37,868)      (15,738)
Proceeds from long term debt                                                123,200
Repayment of long-term debt                                    (5,651)       (8,278)
                                                          ------------  ------------
Net cash provided by financing activities                   1,346,504     1,977,597
                                                          ------------  ------------
NET (DECREASE) IN CASH                                     (1,841,292)     (949,047)
Cash, beginning of period                                   2,310,642       982,006
                                                          ------------  ------------
Cash, end of period                                          $469,350       $32,959
                                                          ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense paid                                         $60,303       $16,363
                                                          ============  ============

                                     -3-

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

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

PART II
Item 2.
OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: history and expectation of future losses and an accumulated deficit; possibility of cut back or cessation of operations if unable to obtain needed funding; uncertainty of new product profitability; dependence on securing sufficient profitable locations for the Company's products; dependence on the Company's continuing relationship with DoubleClick; dilution of the value of the Company's common stock as a result of the reservation of common stock for further issuances ; no assurance of continued Nasdaq listing; if delisted from Nasdaq, would be subject to penny stock regulations; dependence on certain licenses, installation and maintenance services; technical disruptions in the Company's and third parties' products could be costly and detrimental to the Company's competitiveness; possible liability and loss of business for unauthorized use of the Company's information and injuries resulting from the Company's products;
possible disruptions in the Company's services due to technical and operational systems failures; need to be continuously accepted in rapidly changing markets; significant competition; difficulty complying with government contract requirements and government regulation;
reliance on strategic relationship with Microsoft; dependence on Microsoft's windows operating system; dependence upon common carriers and Internet access providers; dependence on the Internet; dependence on a single customer for a significant portion of revenues; dependence on retaining subcontractors; potential fluctuation in the Company's quarterly operating results; dependence upon key members of the Company's management and employees; dependence on ability to adequately protect proprietary technology; risk of liability due to future regulation of the Internet access industry; no anticipation of the payment of dividends; the possible negative effect of anti-takeover provisions, and other risks described elsewhere herein and in the Company's registration statement of Form S-3 which was declared effective by the Securities and Exchange Commission on July 27,2000.

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

Results of Operations
Three Months and Six Months Ended June 30, 2000 Compared With Three Months and Six Months Ended June 30, 1999


As of August 14, 2000, 145 FastTake kiosks were installed in stores, contracts for another 109 have been signed and are in the process of being installed, and another 176 have been ordered and are being manufactured. In addition, the Company entered into an advertising agreement with DoubleClick and began to generate limited revenues in the second quarter of 2000.

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2000.

Recorded net revenues show a decrease of $14,443 or 30% to $33,609 for the three months ended June 30, 2000 from $48,052 for the three months ended
June 30, 1999, and a decrease of $23,375 or 25% to $70,027 for the six months ended June 30, 2000 from $93,402 for the six months ended June 30, 1999. The change was primarily due to the inclusion of approximately $20,000 in revenues from a video barter program for the three months and six months ended
June 30, 1999, which program was subsequently discontinued, as well as a decrease of approximately $15,000 from consulting services for the six months ended June 30, 2000 from the six months ended June 30, 1999. This was offset by an increase in advertising revenue generated from the Company's FastTake products of approximately $4,000 and $9,800 for the three months and six months ended June 30, 2000.

Cost of sales and services increased by $217,227 or 122% to $395,669 for the three months ended June 30, 2000 from $178,442 for the three months ended June 30, 1999, and increased by $351,782 or 110% to $672,009 for the six months ended June 30, 2000 from $320,227 for the six months ended June 30, 1999, due to an increase in depreciation and amortization of costs related to the development and purchase of FastTake related products, and an increase in maintenance costs related to the Fasttake kiosks that have been installed in 2000.

Research and development expenses decreased by $10,548 or 12% to $76,410 for the three months ended June 30, 2000 from $86,958 for the three months ended
June 30, 1999, and decreased by $4,571 or 3 % to $161,298 for the six months ended June 30, 2000 from $165,869 for the six months ended June 30, 1999, due to a decrease in personnel devoted to research and development in connection with the development and improvement of products not related to Fasttake products.

General and administrative expenses increased by $346,388 or 51% to $1,021,698 for the three months ended June 30, 2000 from $675,310 for the three months ended June 30, 1999,and increased by $589,767 or 47% to $1,833,231 for the six months ended June 30, 2000 from $1,243,464 for the six months ended June
30, 1999 due to the hiring of marketing staff to accommodate the expansion of sales opportunities related to FastTake products, and an increase in consulting fees related to the Company's search for additional financing.

Other expense increased by $70,144 to $(90,630)for the three months ended June 30, 2000 from ($20,486) for the three months ended June 30, 1999, and increased by $84,042 to ($118,112)for the six months ended June 30, 2000 from ($34,070) for the six months ended June 30, 1999, due to an increase in interest expense resulting from the leasing of kiosks.

The net loss increased by $607,654 or 67% to $$1,520,798 for the three months ended June 30, 2000 from $913,144 for the three months ended June 30, 1999, and increased by $1,084,395 or 70% to $2,634,623 for the six months ended June 30, 2000 from $1,550,228 for the six months ended June 30, 1999, due to an increase in the development and marketing expenses related to FastTake.


Liquidity and Capital Resources

For the three months and for the six months ended June 30, 2000 the Company incurred a net loss of $1,520,798 and $2,634,623, respectively. The accumulated deficit increased to $17,322,308 resulting from the Company's continuing to incur operating losses as expenses exceeded revenue, and the assumed dividends from the issuance of preferred stock. The Company had working capital of $381,480 as of June 30, 2000 as compared to $2,588,315 as of December 31, 1999, or a decrease of $2,206,835. Capital expenditures and capitalized software amounted to $1,438,141.

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

The Company anticipates that, giving effect to the sale of $1,000,000 of Common Stock consummated on June 7, 2000, together with proceeds from anticipated equipment financing arrangements and cash flow from operations, the Company's existing working capital will be sufficient to fund its operations at least through March 31, 2001. Continuing operations thereafter will depend on cash flow from operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance, however, that such funds will be available.


Inflation and Seasonality

The rate of inflation was insignificant during the quarter ended June 30, 2000. The Company continually reviews its costs in relation to the pricing of its products and services.

The Company's business is not seasonal.

                                   PART II
                                OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds.

         On June 7, 2000, the Company entered into subscription agreements with several accredited investors pursuant to which, on that date, the Company sold 931,620 shares of common stock in the aggregate amount of $1,000,000. The Company incurred expenses in the amount of $50,000 in connection with issuing and distributing the common shares to the investors.

          Under the terms of the subscription agreements, the investors agreed not to sell any of these shares for 120 days after closing. After the 120th day, the investors may sell 25% of the shares acquired, and 6.25% of the amount of the shares originally acquired may then be sold each 30 days thereafter. At the closing, the Company issued an additional 55,898 shares of common stock to Intercoastal Financial Services Corp. as placement agent fees. The shares of common stock were sold to accredited investors and were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         The Company registered for resale the shares of common stock under the Act on a registration statement on Form S-3, Commission file number 333-41620. The registration statement was declared effective by the Securities and Exchange Commission on July 27, 2000.

         Between June 7, 2000 and June 30, 2000, the Company used $400,000 of the net offering proceeds for working capital and for general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 6, 2000, at the Company's annual meeting of stockholders, the stockholders of the Company approved the following matters:

         First, the election of Messrs. George J. Febish and Daniel E. Ryan as Class II directors of the Company to serve until the annual meeting of stockholders scheduled to be held in the year 2002 and until their respective successors are elected and qualified. There were 2,711,289 votes cast in favor of the election of George J. Febish and 7,242 votes withheld. There were 2,711,289 votes cast in favor of the election of Daniel E. Ryan and 7,242 votes withheld; the term of office of David E.Y. Sarna and Michael A. Burak as Class I directors of the Company continued after the annual meeting until the annual meeting of stockholders scheduled to be held in the year 2001 and until their respective successors are elected and qualified;

         Second, the approval of the issuance of the Company's securities pursuant to a Subscription Agreement dated as of December 30, 1999 among the Company and the investors referred to therein. There were 583,621 votes cast for the matter, 28,291 votes cast against the matter, 8,113 abstentions and 2,098,506 broker non-votes;

         Third, the approval of amendments to the Company's 1996 Stock Option Plan, as amended (the "1996 Plan") to increase the maximum number of shares of common stock for which options may be granted under the 1996 Plan from 208,333 to 1,000,000 shares and to increase the maximum number of shares of common stock which may be granted to an individual employee during any calendar year under the 1996 Plan from 41,666 (after giving effect to the one-for-six reverse stock split which became effective on October 13, 1999) to 500,000 shares. There were 568,586 votes cast in favor of the matter, 47,580 votes cast against the matter, 4,458 abstentions and 2,097,907 broker non-votes;

         Fourth, the approval of the grant of 500,000 non-qualified performance vesting options (the "Performance Options") to each of Messrs. David E.Y. Sarna and George J. Febish, such options having an exercise price of $1.50 for a term of five years, vesting upon the achievement of certain milestones
(the "Milestones") determined by the Stock Option Committee and the Compensation Committee based upon (a) financial achievements, (b) acquiring lease financing for kiosks, (c) placing kiosks, and (d) other specified achievements. In the event any of the Milestones are not achieved by December 9, 2002, the portion of the Performance Options related to that Milestone will expire. There were 564,207 votes cast in favor of the matter, 50,076 votes cast against the matter, 6,341 abstentions and 2,718,531 broker non-votes; and

         Fifth, the ratification and approval of the appointment of Richard A. Eisner & Company as the independent auditors of the Company for the fiscal year ending December 31, 2000. There were 2,705,737 votes cast for the matter, 10,108 votes cast against the matter and 2,686 abstentions.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.
         Exhibit 27 -Financial Data Schedule

(b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

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


August 14, 2000