Form 10QSB
period 2000-09-30
OBJECTSOFT CORP
filed 2000-11-14
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2000

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                 November 6, 2000

Common Stock, $.0001 par value         6,705,301
Redeemable Class A Warrants            1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

OBJECTSOFT CORPORATION



                    INDEX


                                                       Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheet-
        September 30, 2000                              1

        Condensed Statements of Operations
           Three Months and Nine Months Ended
           September 30, 2000 and 1999                  2

        Condensed Statements of Cash Flows
           Nine Months Ended September 30, 2000
           and 1999                                     3


     Notes to Condensed Financial Statements            4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                            5

Part II Other Information

     Item 2. Other information                          9

    Item 6.Exhibits and reports on Form 8-K            10

Signatures                                             11

Exhibit index                                          12

Exhibit 27  Article 5 Financial Data Schedule          13

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- SEPTEMBER 30, 2000 (Unaudited)
                                                            SEPTEMBER
                                                             30, 2000
                                                          --------------
        ASSETS
Current assets:
   Cash and cash equivalents                                    $73,616
   Marketable securities                                          9,581
   Accounts receivable                                           22,997
   Due from investor                                             82,138
   Prepaid expenses and other
        current assets                                          238,357
   Deferred tax asset                                           538,003
                                                          --------------
   Total current assets                                         964,692
Equipment, at cost, net of
   accumulated depreciation                                   3,154,961
Capitalized software                                            319,507
Loans  receivable-
   officer/ shareholder                                         316,210
Other assets                                                     35,644
Deferred tax asset- non current
                                                          --------------
T O T A L                                                    $4,791,014
                                                          ==============

        LIABILITIES
Current liabilities
   Current portion of long-term
        debt                                                     $4,173
   Current portion of obligations
        under capital lease                                     187,989
   Accounts payable                                           1,766,286
   Accrued expenses                                             155,014
   Other current liabilities                                      1,117
                                                          --------------
Total current liabilities                                     2,114,579
Long-term debt
Obligations under capital lease                                 246,864
Convertible loans payable                                       350,000
                                                          --------------
Total Liabilities                                             2,711,443
                                                          --------------

        STOCKHOLDERS' EQUITY


6% non-voting convertible preferred G
   stock, $100 par, authorized 30,000 shares
   issued and outstanding 17,400 shares                       1,740,000
Common stock, $.001 par value; authorized
   50,000,000 shares; issued and outstanding
   6,476,207 shares at September 30, 2000                           648
Additional paid-in capital                                   19,310,430
Accumulated deficit                                         (18,971,507)
                                                          --------------
   Total stockholders' equity                                 2,079,571
                                                          --------------
T O T A L                                                    $4,791,014
                                                          ==============
                              -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
UNAUDITED


                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                            2000               1999                  2000          1999
                                      -----------------   --------------    --------------    --------------
Sales and services                             $52,623          $32,946          $122,650          $126,348
                                      -----------------   --------------    --------------    --------------

Expenses:
   Cost of sales and services                  463,232          263,001         1,135,241           583,228
   Research and development                     92,957          119,256           254,255           285,125
   General and administrative                1,043,895          709,405         2,877,126         1,952,869
                                      -----------------   --------------    --------------    --------------

        Total expenses                       1,600,084        1,091,662         4,266,622         2,821,222
                                      -----------------   --------------    --------------    --------------

        Loss from operations                (1,547,461)      (1,058,716)       (4,143,972)       (2,694,874)
                                      -----------------   --------------    --------------    --------------
Other income(expense):
   Realized and unrealized (loss) on
      marketable securities                      2,013          (34,852)          (34,037)          (68,457)
   Interest and dividend income                  2,279            4,749            33,320            20,647
   Interest expense                            (55,266)         (19,693)         (168,369)          (36,056)
   Amortization of discount associated
        with issuance of warrants              (49,400)                           (49,400)
                                      -----------------   --------------    --------------    --------------
        Total other income (expense)          (100,374)         (49,796)         (218,486)          (83,866)
                                      -----------------   --------------    --------------    --------------

(Loss) before income tax benefit            (1,647,835)      (1,108,512)       (4,362,458)       (2,778,740)
Income tax benefit                                                                 80,000           120,000
                                      -----------------   --------------    --------------    --------------

NET (LOSS)                                 ($1,647,835)     ($1,108,512)      ($4,282,458)      ($2,658,740)
                                      =================   ==============    ==============    ==============

Net (loss) available to common
   stockholders


BASIC AND DILUTED NET (LOSS) PER SHARE          ($0.27)          ($0.83)           ($1.35)           ($2.67)
                                      =================   ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           6,164,830        1,477,582         5,059,469         1,274,398
                                      =================   ==============    ==============    ==============


OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
UNAUDITED
                                                          Nine Months Ended September 30,
                                                               2000              1999
                                                          --------------    --------------
Cash flows from operating activities:
Net (loss)                                             $     (4,282,458)$      (2,658,740)
Adjustments to reconcile net loss to net
        cash (used in) operating activities:
   Depreciation and amortization                                780,732           450,705
   Changes in operating assets and
        liabilities:
        Deferred tax asset                                      (80,000)         (120,000)
        Warrants and options issued for services rendered       159,606
        Unrealized (gain) loss on marketable securities          33,675
   (Increase) decrease in:
        Marketable securities                                   279,662          (282,043)
        Accounts receivable                                       6,337           (29,918)
        Other current assets                                     99,617            78,758
        Notes receivable officer/shareholder                    (41,155)         (112,331)
        Other assets                                             58,482           111,166
   Increase (decrease) in:
        Accounts payable                                      1,421,000          (273,666)
        Accrued expenses and
                 other liabilities                              (19,531)          116,293
                                                          --------------    --------------
Net cash used in operating activities                        (1,584,033)       (2,719,776)
                                                          --------------    --------------
Cash flow from investing activities:
Capital expenditures                                         (2,196,108)         (933,136)
Capitalized software and courseware                            (259,843)         (197,632)
                                                          --------------    --------------
Net cash (used in) investing activities                      (2,455,951)       (1,130,768)
                                                          --------------    --------------
Cash flow from financing activities:
Proceeds from issuance of preferred and common stock          1,478,207
Sale of an option                                                50,000
Proceeds from exercise of warrants
   and nonemployee options                                       10,023            44,913
Proceeds from convertible loan payable                          350,000
Proceeds from issuance of preferred stock                                       3,912,408
Principal payments on obligations
   under capital leases                                         (76,629)          (70,994)
Proceeds from capital leases                                                      123,200
Repayment of long-term debt                                      (8,643)          (12,627)
                                                          --------------    --------------
Net cash provided by financing activities                     1,802,958         3,996,900
                                                          --------------    --------------
NET INCREASE (DECREASE) IN CASH                              (2,237,026)          146,356

Cash, beginning of period                                     2,310,642           982,006
                                                          --------------    --------------
Cash, end of period                                    $         73,616 $       1,128,362
                                                          ==============    ==============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                                  $         89,169 $          36,056
                                                          ==============    ==============
Noncash Activities
Capital lease obligations resulting from
leases of new equipment                                $         39,773 $         354,227
                                                          ==============    ==============

Stock issued for future services                                        $         121,900
                                                                            ==============

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

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

NOTE C -- SUBSEQUENT EVENTS

On October 13, 2000, the Company borrowed $175,000 from an accredited investor and issued a thirty-day promissory note in the amount of $175,000 and a warrant to purchase 100,000 shares of common stock, and on October 27, 2000, the Company borrowed $200,000 from an accredited investor and issued a thirty-day promissory note in the amount of $200,000 and a warrant to purchase 114,285 shares of common stock.

PART II
Item 2.
OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: history and expectation of future losses and an accumulated deficit; possibility of cut back or cessation of operations if unable to obtain needed funding; uncertainty of new product profitability; dependence on securing sufficient profitable locations for the Company's products; dependence on the Company's continuing relationship with DoubleClick; dilution of the value of the Company's common stock as a result of the reservation of common stock for further issuances ; no assurance of continued Nasdaq listing; if delisted from Nasdaq, would be subject to penny stock regulations; dependence on certain licenses, installation and maintenance services; technical disruptions in the Company's and third parties' products could be costly and detrimental to the Company's competitiveness; possible liability and loss of business for unauthorized use of the Company's information and injuries resulting from the Company's products; possible disruptions in the Company's services due to technical and operational systems failures; need to be continuously accepted in rapidly changing markets; significant competition; difficulty complying with government contract requirements and government regulation;
reliance on strategic relationship with Microsoft; dependence on Microsoft's windows operating system; dependence upon common carriers and Internet access providers; dependence on the Internet; dependence on a single customer for a significant portion of revenues; dependence on retaining subcontractors; potential fluctuation in the Company's quarterly operating results; dependence upon key members of the Company's management and employees; dependence on ability to adequately protect proprietary technology; risk of liability due to future regulation of the Internet access industry; no anticipation of the payment of dividends; the possible negative effect of anti-takeover provisions, and other risks described elsewhere herein and in the Company's registration statement of Form S-3 which was declared effective by the Securities and Exchange Commission on October 19, 2000.

Overview

The Company provides Internet-connected, advertising-supported, interactive kiosks which are public access computer terminals that offer entertainment as well as information and the ability to execute financial transactions. The Company originally provided consulting and training services, but changed its focus in mid-1994 to its current transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $3,920,000 in 1999 and a net loss of $2,515,000 in 1998. In July, 1996 the
Company introduced its SmartStreet kiosks and in October 1998 its FastTake kiosks were introduced. The Company has recognized only limited income to date from its kiosks. Although the Company began to recognize greater revenues from the FastTake kiosks during 2000, it cannot predict the actual timing or amount of future revenues, if any.

OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three Months and Nine Months Ended September 30, 2000 Compared With Three Months and Nine Months Ended September 30, 1999

As of November 6, 2000, 248 FastTake kiosks were installed in stores, contracts for another 89 have been signed and are in the process of being installed, and another 93 have been ordered and are being manufactured. This compares with 145 FastTake kiosks which were installed in stores as of August 14, 2000, an increase of 65% As of September 30, 2000, 201 FastTake kiosks were installed in stores, contracts for another 55 were signed and were in the process of being installed, and another 174 had been ordered and are being manufactured. In addition, the Company entered into an advertising agreement with DoubleClick and began to generate limited revenues in the second and third quarter of 2000.

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2000.

Recorded net revenues shows an increase of $19,677 or 60% to $52,623 for the three months ended September 30, 2000 from $32,946 for the three months ended September 30, 1999, and a decrease of $3,698 or 3% to $122,650 for the nine months ended September 30, 2000 from $126,348 for the nine months ended September 30, 1999. The increase for the third quarter was primarily due to the increase in revenues generated from advertising on the FastTake kiosks at the end of the second quarter and the beginning of the third quarter in 2000. The decrease for the nine months was due to a decrease in 2000 of consulting income which was partially offset by an increase in 2000 of FastTake related advertising revenue.

Cost of sales and services increased by $200,231 or 76% to $463,232 for the three months ended September 30, 2000 from $263,001 for the three months ended September 30, 1999, and increased by $552,013 or 95% to $1,135,241 for the nine months ended September 30, 2000 from $583,228 for the nine months ended September 30, 1999,due to an increase in depreciation and amortization of costs related to the development and purchase of FastTake related products, and an increase in maintenance costs related to the Fasttake kiosks that have been installed in 2000.

Research and development expenses decreased by $26,299 or 22% to $92,957 for the three months ended September 30, 2000 from $119,256 for the three months ended September 30, 1999, and decreased by $30,870 or 11% to $254,255 for the nine months ended September 30, 2000 from $285,125 for the nine months ended September 30, 1999, due to a decrease in personnel devoted to research and development in connection with the development and improvement of products not related to Fasttake products.
                                     -6-

General and administrative expenses increased by $334,490 or 47% to $1,043,895 for the three months ended September 30, 2000 from $709,405 for the three months ended September 30, 1999,and increased by $924,257 or 47% to $2,877,126 for the nine months ended September 30, 2000 from $1,952,869 for the nine months ended September 30, 1999 due to the hiring of marketing staff to accommodate the expansion of sales opportunities related to FastTake products, and an increase in consulting fees related to the Company's search for additional financing.

Other expense increased by $50,578 or 102% to $(100,374) for the three months ended September 30, 2000 from ($49,796) for the three months ended September 30, 1999, and increased by $134,620 or 161% to ($218,486)for the nine months ended September 30, 2000 from ($83,866) for the nine months ended September 30, 1999, due to an increase in interest expense resulting from the leasing of kiosks, and amortization of discount associated with the issuance of warrants.

The net loss increased by $539,323 or 49% to $1,647,835 for the three months ended September 30, 2000 from $1,108,512 for the three months ended September 30, 1999, and increased by $1,623,718 or 61% to $4,282,458 for the nine months ended September 30, 2000 from $2,658,740 for the nine months ended September 30, 1999, due to an increase in the development and marketing expenses related to FastTake, and expenses associated with issuance of warrants

Liquidity and Capital Resources

For the three months and for the nine months ended September 30, 2000 the Company incurred a net loss of $1,647,835 and $4,282,458 respectively. The accumulated deficit increased to $18,971,507 resulting from the Company continuing to incur operating losses as expenses exceeded revenue, and the assumed dividends from the issuance of preferred stock. The Company had working capital deficit of $1,149,887 as of September 30, 2000 as compared to a positive working capital of $2,588,315 as of December 31, 1999, or a decrease of $3,738,202. Capital expenditures and capitalized software amounted to $2,455,951.

During August and September 2000, the Company raised an aggregate of approximately $590,000 (net of expenses) in connection with equity and debt financings. See Part II, Item 2 of this Form 10-QSB. Additionally, on October 13, 2000, the Company borrowed $175,000 from an accredited investor and issued a thirty-day promissory note in the amount of $175,000 and a warrant to purchase 100,000 shares of common stock, and on October 27, 2000, the Company borrowed $200,000 from an accredited investor and issued a thirty-day promissory note in the amount of $200,000 and a warrant to purchase 114,285 shares of common stock.The Company expects to fund the deployment of additional FastTake and other kiosks, and make kiosk related acquisitions, from funds that will be derived from future operating revenues and from equipment leasing, equity and/or debt financing. However, there can be no assurance that future revenues will be generated in sufficient amounts for the expansion of operations. The Company intends to lease equipment whenever possible on acceptable terms.

         The Company has incurred, and will continue to incur, significant costs, developing and maintaining its kiosks and Internet operations. The Company anticipates incurring additional losses until it can successfully market and distribute its products and develop new technologies and commercially viable future products. The Company's ability to continue operations will depend on its positive cash flow from future operations and on its ability to raise additional funds through equity or debt financing. The Company does not know if it will be able to raise additional funding or if additional funding will be available on favorable terms. The Company will be required to cut back or stop operations if it is unable to raise or obtain needed funding.

Inflation and Seasonality

The rate of inflation was insignificant during the quarter ended September 30, 2000. The Company continually reviews its costs in relation to the pricing of its products and services.

The Company's business is not seasonal.

                                   PART II
                                OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds.

         On August 24, 2000, the Company entered into a common stock purchase agreement with an accredited investor pursuant to which the Company sold 450,000 shares of common stock for an aggregate purchase price of
$410,690.70. The Company incurred expenses in the amount of approximately $15,000 in connection with issuing and distributing the common shares to the investor. $123,207.21 (30% of the purchase price) was paid directly to the Company and $287,483.49 (70% of the purchase price) was paid into escrow. On October 25, 2000, $82,138.14 (20% of the purchase price), plus interest in an amount of approximately $400, was released from escrow to the Company after it notified the investor that the Form S-3 registration statement, Commission file number 333-47458, which registered for resale the shares of common stock under the Securities Act of 1933, as amended (the "Act"), was declared effective by the Securities and Exchange Commission on October 19, 2000 (the "Effective Date"), and that the closing bid price of its common stock was at least $0.75 per share, based on an average of the five trading days following the Effective Date. The remaining escrowed 50% of the purchase price will be distributed pursuant to the terms of the common stock purchase agreement, and as set forth in the S-3 registration statement.


         Under the terms of the common stock purchase agreement, the investor agreed as follows: beginning the Effective Date and on each 30th day thereafter until the 120th day after the Effective Date, the investor may only sell or transfer 90,000 of its shares plus any amounts unsold from any prior 30 day period. The shares of common stock issued to the accredited investor were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Act.

         Between August 24, 2000 and September 30, 2000, the Company used the net offering proceeds which it has received for working capital and for general corporate purposes.


         On  September  13,  2000,  the Company  borrowed  $350,000 and issued a convertible promissory note in the amount of $350,000 in favor of an accredited investor. The note bears interest at a rate of 12% per annum and was due and payable on October 13, 2000. Pursuant to the terms of amendments to the note, the maturity date of the note was extended to November 30, 2000. On the maturity date, subject to certain conditions and at the option of the holder of the note, the principal amount of the note, plus interest, is convertible into a new class of preferred stock to be issued in the next private placement of the Company's securities. In connection with the issuance of the promissory note, the Company issued to the accredited investor warrants to purchase an aggregate of 250,000 shares of the Company's common stock. The warrants have an exercise price of $1.0625 per share and have a term of five years. The issuance of the warrants will not be credited against the payment of the outstanding principal amount of the note. The convertible promissory note and the related warrants were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Act.

         Between September 13, 2000 and September 30, 2000, the Company used the proceeds from the note for working capital and for general corporate purposes.

         On or about September 28, 2000, the Company sold to an accredited investor, for a purchase price of $50,000, the right to acquire 82,051 shares of the Company's common stock or a pro rata share of the Company's next equity financing. Between September 28, 2000 and September 30, 2000, the Company used such proceeds for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.
         Exhibit 27 -Financial Data Schedule

(b)  Reports on Form 8-K

      The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

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


November 14, 2000

                   OBJECTSOFT CORPORATION

                         Exhibit Index



      Exhibit Number                               Page #



            27     Financial Data Schedule               13