Form 10KSB
period 2000-12-31
OBJECTSOFT CORP
filed 2001-04-17
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                    FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO

                     Commission File Number 1-10751
                        OBJECTSOFT CORPORATION
                (Name of small business issue in its charter)

Delaware                                22-3091075
State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)

Continental Plaza III,
433 Hackensack Avenue,
Hackensack, New Jersey                         07601
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


Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended December 31, 2000 was $177,000.

At March 30, 2001, the aggregate market value of the Common Stock held by non-affiliates was $723,332 (corresponding to 7,719,661 shares).

At March 30, 2001, 7,789,494 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Format (check one):   Yes ___   No  X

         PART I


Item 1.  Description of Business

General

ObjectSoft Corporation was incorporated in Delaware in January 1996 and is the surviving corporation of a merger on January 31, 1996 between it and its predecessor, ObjectSoft Corporation, a New Jersey corporation incorporated in December 1990.

Our executive offices are located at Continental Plaza III, 433 Hackensack Avenue, Hackensack, New Jersey 07601; our telephone number is (201) 343-9100; our facsimile number is (201) 343-0056; our Internet e-mail address is investors@Objectsoftcorp.com; and our homepage on the World-Wide Web is at http://www.objectsoft.net.

     We are engaged in the business of providing retail kiosks, which are Internet-connected, advertising-supported, interactive kiosks which are public access terminals that offer entertainment as well as information and the ability to execute financial transactions via a touch screen. However, we are experiencing significant obstacles in continuing our business as a going concern. On April 2, 2001 our common stock was delisted from the Nasdaq SmallCap Market due to failure to maintain our listing requirements (as was our Class A Warrants on February 1, 2001). We had been incurring, and continue to incur, significant costs in developing and maintaining our kiosks and currently are without means to fund any of such costs, including meeting our payroll demands. In addition, our long-standing installation, maintenance and service contract with International Business Machines (IBM) was recently cancelled due to non-payment, which we believe will significantly impact our future sales and quality of service. We anticipate incurring additional losses until we can successfully market and distribute our products. If we are not able to raise additional funds in the near future, we may be forced to combine with another entity, further reduce our staff and/or the scope of our operations, restructure, file for bankrupcy, sell our assets or cease operations entirely.

     Our business historically employs a "clicks and mortar" strategy to help businesses reach customers in retail situations through an Internet-connected kiosk. A kiosk is a machine deployed in areas with high pedestrian traffic or within a retail outlet or public space that permits the general public to obtain information or to purchase goods and services from an attractive computer terminal. At a minimum, a kiosk contains a computer, a computer monitor and a touch screen. It may also contain one or more of the following devices: keyboard, page printer, receipt printer, credit card reader, video camera, signature pad, communications devices, a second processor, an upper monitor, a ticket printer, illuminated signs or combinations of these devices. Our kiosks use base standard, off-the- shelf operating systems which are substantially augmented with roprietary software to reliably control and manage the kiosks' functions. Their foundation was developed during projects which we completed with the Cities of New York and San Francisco that can support many retail businesses with a minimum of adaptation. Our kiosks, along with their software technology and derivatives, are designed to be both modular and expandable so that our entrance to future markets would have limited barriers. In addition, our kiosks are designed to be as easy to use as the typical ATM machine because our interface uses large touch areas rather than scroll bars, and utilizes other special features designed to comply with requirements of the Americans for Disabilities Act to aid in ease of use. Our kiosks are also FCC, UL and IBM safety approved, and have equivalent certifications in other countries.

Our kiosks can easily alter their personality and demeanor
 (i.e., "look and feel") in three ways:

-        Change the appearance of the enclosure
-        Change the on-screen graphics
-        Change the database supporting what is being retailed

     This approach allows us to control and maintain the look and operation of our kiosks. A customer can then easily recognize our brand name and develop an expectation for how our kiosk will operate. In addition, we also maintain the exclusive control over our kiosks' content so we can ensure that it is being kept up-to-date from our offices.

     Our kiosks generate revenue from advertising fees, transactional revenue, and rental income, but may be sold outright to some customers.

     Our primary product focus is our FastTake(r) kiosk, which we introduced in October 1998 at the East Coast Video Show. FastTake(r) is targeted for the video industry. It permits users to search a database for a favorite actor or director, or by a portion of the movie name. The user can then access facts about the movie title, a plot summary, the names of its major actors and directors, still pictures from the movie (photographs) and a preview of the video (known as a trailer). For the owner of the location in which FastTake(r) is placed (video store, grocery store, etc.), FastTake(r) has three main purposes:

     - Provide the consumer with an easy way to locate "catalog titles" (i.e., older films) and market such titles that no longer receive publicity from the studios. The consumer does not normally require a kiosk to find the latest video titles which are heavily marketed and readily apparent.

     - Entertain and divert the attention of customers waiting in line or idling in their store.

     - Invite more consumers to their store who may be attracted by the kiosk and persuade them into remaining in the store to peruse advertising, print out coupons or enter into contests via the kiosk.

     In a future release of FastTake(r), we expect to add an electronic commerce feature that will enable the purchase or rental of chosen videos.

     As of March 30, 2001, 256 FastTake- kiosks were installed in stores and 159 are in the process of being installed. FastTake- kiosks delivered over 17 million ad impressions in January 2001. However, there can be no assurances that such placement of kiosks or usage will continue to grow or to remain at current levels.

     The following table shows the number of pageviews which have been recorded by FastTake from August 2000 to December 2000.(Data not available for months prior). There can be no assurances that such usage will continue to grow or to remain at current levels.


FastTake Monthly Pageviews

Month         Usage

Aug-00       884,844
Sep-00     1,180,103
Oct-00     1,093,420
Nov-00     1,229,825
Dec-00     1,482,878

     The success of our FastTake(r) kiosks are dependent on agreements with video retailers or other retail outlets for placement in their stores. Approximately seventy percent (70%) of the kiosks installed to date have been placed in outlets owned by franchisees of large video outlets. FastTake's success is also dependent on advertisers to provide advertising support and on studios to license movie trailers.

     A major portion of our revenues are based on a continuing contract we have to participate in DoubleClick's Sonar network. DoubleClick has the right to terminate this agreement under certain circumstances. Such termination could have a material adverse effect on our sales until a replacement contract is arranged with a similar provider. We also expect to derive revenue from an agreement we recently signed with CouponServer.com, Inc. to provide coupons from national and local advertisers who advertise on screen and from agreements with placement agencies to place our kiosks in specific locations.

     FastTake(r) revenues are expected to be generated from the following sources :

-        On-screen advertising and sponsorships

-        Coupons

-        In-store promotions, including give-aways and offers

-        E-commerce transactions

     Although we anticipate that we will begin to recognize greater revenues from FastTake during 2001 we cannot predict the actual timing or amount of such revenues.

     Recently we commenced an OEM business to license our software, sell our kiosk housing, and resell our kiosk equipment to third-party integrators, although we have not, to date, recognized any revenue from this division. In addition, there can be no assurances that such efforts will be successful, or if successful, will be profitable.

     Research and development expenditures were $385,000 in 2000, $410,000 in 1999, and $491,000 in 1998. In addition, during the years ended December 31, 2000 and December 31, 1999 we had capitalized additional software development costs which aggregated $262,000 and $251,000, respectively.

COMPETITION

     Our major competitors in the video kiosk business could include Muze, Inc., Entertainment Decisions, Inc., Blockbuster Inc. and Hollywood Entertainment Corporation, all of which have resources far greater than ours. General competitors in the kiosk business include divisions of IBM and NCR, North Communications, Golden Screens, ATCOM/INFO and GenesisIntermedia.com, Inc.

     Although we believe that FastTake(r) is a competitive product, there can be no assurance that these or other companies with far greater resources than ours might enter the field and negatively affect FastTake's business prospects.

MARKETING

     The three objectives of our marketing efforts are: (a) to obtain the rights to place our kiosks in compelling high-density locations; (b) to attract advertisers and other on-line revenue sources (coupons, contests, etc.) based on the number and demographics of "impressions" that we can offer; and (c) for FastTake(r) kiosks to obtain timely and cost-effective licenses to exhibit digital trailers of popular motion pictures and games on-screen. In furtherance of these efforts, we frequently present exhibits at national and regional shows sponsored by the Video Software Dealers Association, among other associations and organizations. We have retained a public relations consultant to disseminate news related to our kiosks and to stimulate both consumer and investor interest. Additional marketing efforts focus on identifying content-providers whose offerings can create additional transaction revenue for our kiosks. In seeking content-providers, we provide exhibits at major trade shows, often as a partner to a major vendor. We partnered with our kiosk housing supplier, AG Industries, at several point-of-purchase exhibits in fiscal 2000 and expect to jointly participate at the National Association of Broadcasters with Triveni Digital, a leader in digital television and subsidiary of LG Electronics. We also advertise at Kiosk.org, a trade website. Our kiosk design has been nationally recognized as innovative and appealing. We won the prestigious Design Of The Times(r) Award in the ``Interactive Kiosk Display'' within the consumer, electronics and entertainment category for FastTake(r) in October 2000 at The P-O-P (point-of-purchase) Show at the Jacob K. Javits Center in New York City.

     Our marketing activities are performed by our Chairman and Chief Executive Officer and a staff located in Hackensack, New Jersey.

PROPRIETARY RIGHTS

     Our success is highly dependent on our proprietary technology. We view our FastTake housing design as well as its software as proprietary, and rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect our proprietary rights. FastTake(r) and ObjectSoft(r) are each registered trademarks in the United States. In addition, we have applied to register these trademarks and others in principal foreign jurisdictions. We utilize outside patent counsel to file our patent applications for appropriate hardware and software components of our technology. A design patent has been issued for the FastTake kiosk design. There can be no assurances that any of our pending trademark or patent applications will be allowed by the Patent and Trademark Office, or in other countries, or if allowed will not be successfully challenged.

     The source code for the our proprietary software is protected as a trade secret. In addition, because we do not sell or license our technology to third parties, but rather deliver services through our kiosks, our proprietary software is not disclosed to third parties. Furthermore, we enter into agreements, as appropriate, with employees, consultants and subcontractors containing provisions relating to confidentiality and the assignment of our inventions and other developments. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products.

CUSTOMERS

     To date, we have entered into placement agreements for FastTake(r) kiosks with the largest video chain customers including New York Ltd., New England Ltd., Serendipity Entertainment, Texoma, NorthEast Management, Video Rentals of Pennsylvania,J.C. Flicks, Hollywood Entertainment, Instant Replay, Movie Gallery, Transworld Entertainment, Video City and Video Warehouse.


GOVERNMENT REGULATIONS AND LICENSING

     We believe that we have all licenses and permits necessary to operate our business as it is currently conducted in New Jersey, New York, Illinois, and California.

     We are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. Due to the increase in Internet use and publicity, it is possible that laws and regulations may be adopted with respect to the Internet, including with respect to privacy, pricing and characteristics of products or services. We cannot predict the impact, if any, that future laws and regulations or legal or regulatory changes may have on our business.

EMPLOYEES

     As of March 30, 2001, we had 21 employees, 20 of which were full-time and based in our Hackensack, New Jersey offices and one of whom is based in Los Angeles, California. Our staff includes ten in product development and support, two in operations and nine in legal, finance, sales and administration.

     The size of our workforce is subject to the success of our continuing operations. If we cannot secure sufficient funding to finance our workforce, we could drastically reduce our current staff.

     Other than Mr. Sarna, no other senior personnel have entered into employment agreements obligating them to remain in our employ for any specific term; however, substantially all employees are parties to nonsolicitation and confidentiality agreements. In addition, we have also entered into confidentiality agreements with our independent contractors.

ITEM 2.  DESCRIPTION OF PROPERTY

     We occupy approximately 7,141 square feet of office space in Hackensack, New Jersey, under a lease with an unaffiliated landlord that expires on July 31, 2007 and provides for a base rent of $172,064 per annum in 2001, subject to certain increases in subsequent periods. We sublease to an unaffiliated entity 1,200 square feet of such office space and receive $1,800 per month in rent pursuant to such sub-lease.



ITEM 3.  LEGAL PROCEEDINGS

     On February 8, 2001, two of our former employees, Anita Sancinella and Michael Hartmann, filed claims against the Company with the Equal Employment Opportunity Commission alleging various claims of discrimination in our employment practices. We believe that these claims are without merit and that our employment practices liability insurance encompasses such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                           PART II

Item 5.           Market For Common Equity and Related Stockholder Matters

     The Company's common stock, par value $.0001 per share, were listed on the Nasdaq SmallCap Market under the symbol OSFT until April 2, 2001. The Company's Redeemable Class A Warrants were listed on the Nasdaq SmallCap Market under the symbol OSFTW until February 1, 2001. Both securities are now listed on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock and Class A Warrants as reported on the Nasdaq SmallCap Market.

Quarters          Common Stock              Class A Warrants
                           High             Low               High       Low
Fiscal Year 2000

Fourth Quarter             1.469            0.031             0.125      0.031
Third Quarter              1.969            0.781             0.313      0.032
Second Quarter             6.938            0.063             0.563      0.125
First Quarter              7.063            0.031             1.188      0.281

Fiscal Year 1999

Fourth Quarter             6.750            0.313             1.281       0.063
Third Quarter              1.781            0.344             0.813       0.109
Second Quarter             2.938            1.000             0.938       0.313
First Quarter              4.813            1.625             2.125       0.375


     The Company did not pay cash dividends on its Common Stock during the two years ended December 31, 2000 and December 31, 1999 and the Company does not presently intend to pay any dividends on its Common Stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation

     The Company provides retail kiosks, which are Internet-connected, advertising-supported, interactive kiosks which are public access terminals that offer entertainment as well as information and the ability to execute financial transactions via a touch screen. The Company originally provided consulting and training services, but changed its focus in mid-1994 to its current transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $6,585,000 in 2000 and a net loss $3,920,000 in 1999. The Company has not ecognized any significant revenue to date from its kiosks. Although the Company anticipates that it will to recognize greater revenues from the FastTake(r) kiosks during 2001, it cannot predict th
Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Sales and services shows an increase of $41,000, or 30% to $177,000 for the year ended December 31, 2000 from $136,000 for the year ended December 31, 1999. The increase for the year 2000 was primarily due to the increase in revenues generated from advertising on the FastTake kiosks.

     Cost of sales and services increased by $829,000 or 99% to $1,664,000 for the year ended December 31, 2000 from $835,000, for the year ended December 31, 1999, due to an increase in depreciation and amortization of costs related to the development and purchase of FastTake related products, and an increase in maintenance costs related to the FastTake kiosks that have been installed in 2000.

     Research and development expenses decreased by $25,000 or 6% to $ 385,000 for the year ended December 31, 2000 from $410,000 for the year ended December 31, 1999, due to a decrease in personnel devoted to research and development in connection with the development and improvement of products not related to FastTake products.

     General and administrative expenses increased by $857,000 or 27% to $4,061,000 for the year ended December 31, 2000 from $3,204,000 for the year ended December 31, 1999 due to the hiring of marketing staff to accommodate the expansion of sales opportunities related to FastTake products, an increase in consulting fees related to the Company's search for additional financing, and an increase in rent due to the relocation of the Company's offices in 1999.

Other expenses increased by $634,000 to $652,000 for the year ended December 31, 2000 from $18,000 for the year ended December 31, 1999, due to an increase in interest expense resulting from the leasing of kiosks, and amortization of discounts associated with the issuance of debt with warrants. The warrants do not in and of themselves result in any interest charges. The interest charge results from the issuance of the debt and warrants as units.

     The Company's net loss increased by $2,653,000 or 68% to $6,573,000 for the year ended December 31, 2000 from $3,920,000 for the year ended December 31, 1999. The increase in losses were due to an increase in expenses related to the development and marketing expenses related to FastTake products, several non-cash payments for consulting fees through the issuance of stock and warrants, additional expenses resulting from the Company's relocating its offices and an increase in interest expense which resulted from the Company's financing some of its equipment, offset by a decrease in research and development.

     At  December  31,  2000,   the  Company  had  federal  net  operating  loss
carryforwards of approximately $15,493,000. A valuation allowance aggregating $6,424,000 has been recorded as a result of uncertainties regarding the realization of substantially all of the assets due to the lack of earnings history of the Company. See Note H of Notes to Financial Statements.

Liquidity and Capital Resources

     For the year ended December 31, 2000 the Company incurred a net loss of $6,573,000. The accumulated deficit increased to $21,271,000 resulting from the Company continuing to incur operating losses as expense exceeded revenue, and the assumed dividends from the issuance of preferred stock. As of December 31, 2000, cash and cash equivalents were $114,000 as compared with $2,311,000 at December 31, 1999. The Company had working capital deficit of $1,894,000 as of December 31, 2000 as compared to a positive working capital of $2,589,000 as of December 31, 1999, or a decrease of $4,482,000, due to the continuing losses by the Company offset by the sale of preferred and common stock. Capital expenditures and capitalized software amounted to $2,548,000.

     The Company has incurred, and will continue to incur, significant costs, developing and maintaining its kiosks and Internet operations. The Company anticipates incurring additional losses until it can successfully market and distribute its products and develop new technologies and commercially viable future products. The company does not, at present, have sufficient cash to continue to operate in the same manner that it has in the past.

     Continuing operations depend on cash flow from operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance, however, that such funds will be available. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company. Due to the continuing losses, in November 2000, ten employees either resigned or were terminated. If the Company is not successful in raising additional funds, it might be forced to further curtail the size and/or scope of its operations, restructure, file for bankruptcy, sell assets or cease operations entirely.

     During the first quarter of 2001, the Company met some of its payroll and other urgent expenses through short term borrowings. The Company secured these borrowings and certain amounts owed to its attorneys with liens on certain of the Company's assets. It is not likely that additional funding would be available on this basis.

     As a result of these factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, the report of the independent public accountants contains explanatory language which raises substantial doubt as to the Company's ability to continue as a going concern. The Company is considering various alternatives to address this situation besides attempting to raise additional funds, including a possible sale of some or all of it assets as well as a further reduction in staffing. Inflation and Seasonality

     The rate of inflation was insignificant during the year ended December 31, 2000. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services. The Company's business is not seasonal.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers and Directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Securities Act of 1933, as amended to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and Nasdaq SmallCap Market, and to furnish the Company with copies of such reports. To the Company's knowledge, all Section 16(a) filing requirements applicable to such Officers, Directors and owners of over 10% of the Company's equity securities registered under the Act, during the year ended December 31, 2000, have been satisfied.

Executive Officers and Directors

The executive officers and directors of the Company are as follows:

Name                             Age      Position
David E. Y. Sarna                51       Chairman, President, Chief Executive
Stanley A. Hirschman 1 2 3       54       Officer, Assistant Secretary and
                                          Director
Daniel E. Ryan       1 2 3       53       Director
Michael A. Burak     1 2 3       60       Director


1  Member of Audit Committee.
2  Member of Compensation Committee.
3  Member of Stock Option Plan Committee



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

     Stanley A. Hirschman has been a director since April 2000. He is currently President of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products. Mr. Hirschman is Chairman of the Board of Bravo! Foods International (NASD: BRVO), a director of Imaging Diagnostic Systems, Inc. (NASD: IMDS) and former Chairman of the Board of Mustang.com (NASD: MSTG). His client list has included SBC Wireless, Northern Telecom (Nortel), MindSpring Enterprises, RetailHighway.com and Xybernaut Corporation. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail software chain, from 1989 until 1996. He has held senior management positions with T.J.Maxx, Gap Stores and Banana Republic. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

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

     David E. Y. Sarna founded the Company in 1990. Mr. Sarna has been the Chairman and a director of the Company since December 1990. Mr. Sarna is a director of Mabool, Inc. and is a member of the Advisory Board of Hudson Venture Partners, LLP. Mr. Sarna is also a member of the Board of Trustees of Millennium Project, Inc., a not-for-profit corporation. He has also been, since 1994, a Contributing Editor of Datamation magazine. Prior to co-founding the Company, Mr. Sarna founded Image Business Systems Corporation, a computer software development company, in 1988. Prior to founding Image Business Systems Corporation, Mr. Sarna was formerly Executive Vice President and a co-founder of ISS. From 1976 to 1981, Mr. Sarna was employed by Price Waterhouse & Co., as a management consultant, beginning as a senior consultant and rising to the position of senior manager. From 1970 to 1976 Mr. Sarna was employed by IBM Corporation in technical and sales positions. Mr. Sarna began his professional career at Honeywell in 1968. Mr. Sarna holds a BA degree from Brandeis
University and did graduate work at the Technion - Israel Institute of Technology. Mr. Sarna is a Certified Systems Professional and a Certified Computer Programmer. He is a co-author of PC Magazine Windows Rapid Application Development (published by Ziff- Davis Press in 1994), several other books and over 50 articles published in professional magazines. Mr. Sarna is also the co-inventor of patented software for the recognition of bar-codes.

Committees

     The Stock  Option  Committee,  composed  of  Michael A.  Burak,  Stanley A.
Hirschman and Daniel E. Ryan, administers the 1996 Plan. The Stock Option Committee took certain actions on eight occasions by written consent in fiscal 2000.

     The Compensation Committee, composed of Mr. Burak, Mr. Hirschman and Mr. Ryan, has authority over the salaries, bonuses and other compensation arrangements of the executive officers of the Company, and it also has the authority to examine, administer and make recommendations to the Board of Directors with respect to benefit plans and arrangements (other than the stock option plans which are administered by the Stock Option Committee) of the Company. The Compensation Committee did not meet during fiscal 2000.

     The Audit Committee's function is to nominate independent auditors, subject to approval by the Board of Directors, and to examine and consider matters related to the audit of the Company's accounts, the financial affairs and accounts of the Company, the scope of the independent auditors' engagement and their compensation, the effect on the Company's financial statements of any proposed changes in generally accepted accounting principles, disagreements, if any, between the Company's independent auditors and management, and matters of concern to the independent auditors resulting from the audit, including the results of the independent auditors' review of internal accounting controls. The Audit Committee has reviewed and discussed the Company's audited financial statement with management and has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountant the independent accountant's independence. Based on the aforementioned reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report of Form 10-KSB for the last fiscal year for filing with the Securities and Exchange Commission. The Audit Committee was composed of Mr. Burak, Mr Hirschman and Mr. Ryan during fiscal 2000. On June 6, 2000, the Company's Board of Directors adopted a written charter for the Audit Committee. The Audit Committee met once during fiscal 2000.

     The Board of Directors has no standing nominating committee or executive committee.

Item 10.                    Executive Compensation

     The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for each other executive officer of the Company whose compensation exceeded $100,000 in fiscal 2000 (the "Named Executive Officers") for services in all capacities to the Company during the last three fiscal years.


                            SUMMARY COMPENSATION TABLE

                               Annual Compensation     Long Term Compensation

                                          Other        Awards(1)       Payouts
Name and                                  Annual      Securities         All
Principal                                 Compen-     Underlying        Other
Position                  Year  Salary(2) Sation (2)  Options/SARs  Compensation


David E.Y. Sarna,         2000  $215,000   --           --               --
Chairman, President and   1999  $215,000   --          531,666       $50,000 (3)
Chief Executive Officer   1998  $215,000   --            8,333           --


George J. Febish, Former  2000  $215,000   --           --           $60,225 (4)
President  and Co-Chief   1999  $215,000   --          531,666       $50,000 (3)
Executive Officer         1998  $215,000   --            8,333           --

     (1) None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 2000, 1999 or 1998.

     (2) As to each individual named, the aggregate amounts of perquisites and personal benefits not included in the Summary Compensation Table did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

     (3) In fiscal 1999, each of Mr. Sarna and Mr. Febish received cash bonuses in the amount of $50,000.

     (4) The Company issued 125,000 shares of Common Stock to Mr. Febish and an immediately exercisable warrant to purchase 100,000 shares of Common Stock in connection with his voluntary resignation from the Company, effective as of November 15, 2000. In addition, Mr. Febish received an additional 50,000 of vested performance stock options in connection with such resignation.


Stock Options

     No stock options or SARs were granted or exercised by Named Executive Officers during fiscal 2000 and no SARs were outstanding at December 31, 2000.

Employment Agreements

     The Company entered into employment agreements with each of David E. Y. Sarna and George J. Febish, effective as of July 1, 1996, which expire on December 31, 2001. On November 15, 2000, Mr. Febish voluntarily resigned from the Company and released the Company of all obligations to Mr. Febish pursuant to Mr. Febish's agreement, including any severance payments. Mr. Sarna is currently the only Executive Officer who has an employment agreement. Mr.
Sarna's employment agreement provides for a current annual base salary of $215,000 and for a bonus of 5% per annum of the Company's earnings before depreciation, interest, taxes and amortization. In addition, on an annual basis, the Board of Directors will consider paying an additional bonus to Mr. Sarna that is based upon the increase in the Company's gross revenues, taking into account any increase in the Company's expenses. The annual base salary under Mr. Sarna's agreement may be increased at the discretion of the Board of Directors. Mr. Sarna's agreement provides for (i) a severance payment of the base compensation and bonus of the prior full fiscal year and payment of all medical, health, disability and insurance benefits then payable by the Company for the longer of (a) the remainder of the term of the employment agreement or (b) 12 months, as well as (ii) the base compensation and bonus accrued to the date of termination, upon the occurrence of (x) termination by the Company without cause, (y) termination by Mr. Sarna for good reason or (z) a change in control of the Company, if Mr. Sarna resigns after the occurrence of the such change in control. Mr. Sarna's employment agreement limits the severance payments to an amount that is less than the amount that would cause an excise tax or loss of deduction under the rules relating to golden parachutes under the Internal Revenue Code.
Performance Stock Options

     On December 9, 1999, the Committee and the Compensation Committee of the Board of Directors authorized the Company to grant 500,000 non-qualified performance stock options to each of Mr. Sarna and Mr. Febish. Mr. Sarna received 50,000 of these performance stock options during fiscal 2000. In connection with Mr. Febish's voluntary resignation from the Company, 100,000
performance   stock  options  vested  and  400,000   performance  stock  options
terminated.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 30, 2001, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Executive Officer named in the Summary Compensation Table herein titled "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.

Name and                        Amount and
Address of                      Nature  of          Percent
Beneficial Owner(1)             Beneficial            of
                                 Owner(2)           Class(3)

David E. Y. Sarna (4)             193,165            2.45%
Daniel E. Ryan    (5)              15,831              *
Michael A. Burak  (6)              11,832              *
Stanley A. Hirschman                 *                 *

George J. Febish (7)              459,583            5.75%

483 Piermont Avenue
RiverVale, NJ  07675

Aspen International Ltd. (8)    9,002,375           53.61%
Charlotte House
Charlotte Street
Nassau Bahamas

Moonlight Holdings, Ltd (9)       410,540            5.20%
P.O. Box 65
Gretton House, duke Street,
Grand Turk
Turks and Caicos Islands
British West Indies

Intercoastal Holdings LLC (10)  1,434,520           15.81%
760 US Highway One,Suite 206
North Palm Beach, FL  33408



La Jolla Cove Investors, Inc.     589,777            7.57%
7817 Herschel Avenue, Suite 200
La Jolla, CA  92037


All officers and directors as     220,828            2.79%
a group (4 persons) (3)(11)


______________
*        Less than 1%.

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

     (4) Includes 25,000 shares held by The David E. Y. Sarna Family Trust ("Sarna Trust"), of which Rachel Sarna, the wife of Mr. Sarna, and Melvin Weinberg, Esq. are the trustees. The children of Mr. and Dr. Sarna are the sole beneficiaries. Mr. Sarna disclaims beneficial ownership of the shares held by the Sarna Trust. Mr. Weinberg and Dr. Sarna are trustees of the Sarna Trust and share dispositive power with respect to the shares of Common Stock owned by the Sarna Trust, but Dr. Sarna has the sole voting power with respect to such shares. Mr. Weinberg disclaims beneficial ownership of the shares held by the Sarna Trust. Also includes immediately exercisable options to purchase 48,332 shares of Common Stock granted under the Company's 1996 Stock Plan (the "1996 Plan"), and immediately exercisable performance stock options to purchase 50,000 shares of Common Stock. See "Executive Compensation-Employment Agreements."

     (5) Includes immediately exercisable stock options to purchase 15,831 shares of Common Stock granted under the 1996 Plan.

     (6) Includes immediately exercisable stock options to purchase 11,666 shares of Common Stock granted under the 1996 Plan and 166 shares of Common Stock purchased on the open market in the name of Lois Burak, Mr. Burak's wife. Mr. Burak disclaims beneficial ownership of the shares of Common Stock held by his wife.

     (7)  Includes  25,000  shares  held by The George J.  Febish  Family  Trust
("Febish Trust"), of which Janis Febish, the wife of Mr. Febish, and Melvin Weinberg, Esq. are the trustees. The children of Mr. and Mrs. Febish are the sole beneficiaries. Mr. Febish disclaims beneficial ownership of the shares held by the Febish Trust. Mr. Weinberg and Mrs. Febish are trustees of the Febish Trust and share dispositive power with respect to the shares of Common Stock owned by the Febish Trust, but Mrs. Febish has the sole voting power with respect to such shares. Mr. Weinberg disclaims beneficial ownership of the shares of Common Stock held by the Febish Trust. Also includes 100,000 shares of Common Stock which are subject to currently exercisable warrants and 100,000 shares which are subject to immediately exercisable performance stock options. See "Executive Compensation-Employment Agreements."

     (8) According to Aspen International Ltd.'s Schedule 13D as filed February 15, 2001, includes 4,233,332 shares of Common Stock issuable upon conversion of the Series H Preferred Stock, 4,233,332 shares of Common Stock issuable upon currently exercisable warrants issuable upon conversion of the Series H
Preferred Stock, and 535,710 shares of Common Stock issuable upon currently exercisable warrants issued in connection with note financings.

     (9) Includes 100,000 shares of Common Stock which are subject to currently exercisable warrants.

     (10) According to Intercoastal Holdings, L.L.C.'s Schedule 13G as filed March 26, 2001, includes 240,000 shares of Common Stock issued upon conversion of the Series G Preferred Stock, 490,000 shares of Common Stock issuable upon conversion of the Series H Preferred Stock, 490,000 shares of Common Stock issuable upon currently exercisable warrants issuable upon conversion of the Series H Preferred Stock, and 62,500 shares of Common Stock issuable upon currently exercisable warrants.

     (11) Includes 75,829 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock options and 50,000 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to currently exercisable performance stock options.

Item 12. Certain Relationships and Related Transactions

Loans to Officer

     On January 2, 1997 the Company extended to Mr. Sarna a loan in the amount of $440,000 (the "1997 Loan "). The maturity date of the 1997 Loan was extended from May 31, 2000 to May 31, 2001. Mr. Sarna utilized the funds for a block purchase of 80,000 shares of the Common Stock from the market maker, who was also the underwriter of the Company's public offering, in an open market transaction. In March 1998, Mr. Sarna executed a Security Agreement in favor of the Company in which he pledged as collateral for the 1997 Loan certain contract rights to receive an option to acquire certain marketable securities. The individual who was to transfer this option failed to transfer the option and thereafter, in May 1999, filed for bankruptcy protection. Mr. Sarna and the Company have filed claims in bankruptcy court based upon the failure to deliver the option and have sued such individual in bankruptcy court to prevent their claims against him from being discharged in bankruptcy. The costs of such lawsuit are being borne by the Company. The Company has provided an allowance for loan loss aggregating $350,000 with respect to the 1997 Loan. On March 22, 2001, the Company absolved Mr. Sarna of any personal liability under the 1997 Loan, except for any actual recovery he receives in connection with such lawsuit.

     During 1999, the Company made a personal interest-free loan to Mr. Sarna in the amount of $101, 026.22. In August 1999, Mr. Sarna executed a promissory note in favor of the Company, which note is secured by Mr. Sarna's pledge of 10,000 shares of Common Stock. In 2000, the Company extended an additional $ 43,084.08 to Mr. Sarna, of which $2,100.00 was repaid in 2000.

Item 13.          Exhibits and Reports on Form 8-K

a.       Exhibits

2.1(1)       Certificate of Ownership and Merger of ObjectSoft Corporation (a
             New Jersey corporation) into the Company
2.2(1)       Plan of Merger of ObjectSoft Corporation (a New Jersey corporation)
             into the Company
3.1(a)(1)    Certificate of Incorporation of the Company
3.1(b)(2)    Amendment to Certificate of Incorporation of the Company, dated
             November 14, 1996
3.1(c)(15)   Amendment to Certificate of Incorporation of the Company,
             dated June             3, 1999
3.1(d)(15)   Amendment to Certificate of Incorporation of the Company, dated
            October 12, 1999
3.2(2)   Amended and Restated By-laws of the Company
4.1(2)   Form of Representative's Unit Purchase Option Agreement
4.2(2)   Specimen Certificate of the Company's Common Stock
4.3(1)   Form of Class A Warrant Agreement
4.4(3)   Private Equity Line of Credit Agreement, dated as of May 13, 1998
4.5(4)   Agreement of Amendment and Modification, dated as of September 29,
            1998
4.6(13)  Certificate of Designation of Series C Convertible Preferred Stock
4.7(3)   Form of Warrant A
4.8(3)   Form of Warrant B
4.9(3)   Registration Rights Agreement, dated as of May 13, 1998
4.10(5)  Amended and Restated 6% Series D Convertible Preferred Stock
            Subscription Agreement, dated as of December 30, 1998
4.11(5)  Certificate of Designation of Series D Preferred Stock
4.12(5)  Amended Certificate of Designation of Series D Preferred Stock
4.13(5)  Form of Investor's Warrant for December 1998 financing
4.14(5)  Registration Rights Agreement, dated as of December 30, 1998
4.15(6)  6% Series E Convertible Preferred Stock Subscription Agreement,
            dated as of March 17, 1999
4.16(6)  Certificate of Designation of Series E Preferred Stock
4.17(6)  Amended Certificate of Designation of Series E Preferred Stock
4.18(6)  Form of Investor's Warrant for March 1999 financing
4.19(6)  Registration Rights Agreement, dated as of March 17, 1999
4.20(7)  6% Series F Convertible Preferred Stock Subscription Agreement,
            dated as of August 13, 1999
4.21(7)  Amendment Agreement, dated as of August 19, 1999
4.22(7)  Certificate of Designation of Series F Preferred Stock
4.23(7)  Form of Warrant issued pursuant to the August 13, 1999 Subscription
            Agreement
4.24(7)  Registration Rights Agreement, dated as of August 13, 1999
4.25(8)  6% Series G Convertible Preferred Stock Subscription Agreement,
            dated as of December 30, 1999
4.26(8)  Certificate of Designation of Series G Preferred Stock
4.27(8)  Form of Investors' Warrant for December 1999 financing
4.28(8)  Registration Rights Agreement, dated December 30, 1999
4.29(9)  Series H Convertible Preferred Stock Subscription Agreement, dated as of December 29, 2000
4.30(9)  Certificate of Designation of Series H Preferred Stock
4.31(9)  Registration Rights Agreement, dated as of December 29, 2000.
4.32(9)  Form of Investors' Warrant for December 2000 financing.
4.33(10) Form of George Febish Warrant
4.34(10) Form of Maria Andrews Warrant
4.35(10) Form of Moonlight Holdings, Ltd. Warrant
4.36(11) Form of Aspen International, Ltd. Warrant
4.37(16) Common Stock Purchase Agreement between the Company and La Jolla
            Cove Investors, Inc., dated as of August 24, 2000
4.38(16) Registration Rights Agreement between the Company and La Jolla Cove
            Investors, Inc., dated as of August 24, 2000
4.39(16) Warrant and Warrant Agreement between the Company and The Fulton
            Group, dated as of September 28, 2000
4.40(16) Form of Warrant between the Company and Aspen International, Ltd. 4.41(17) Common Stock Purchase Agreement, dated as of June 7, 2000
4.42(17) Registration Rights Agreement, dated as of June 7, 2000
4.43(17) Warrant issued to Investor Relations Group, Inc. dated as of April
            15, 2000
4.44(18) Amendment to Warrant Agreement, dated as of May 1, 2000

10.1(2)  Employment Agreement, dated as of July 1, 1996, between the Company and David E. Y. Sarna
10.2(2)  Employment Agreement dated as of July 1, 1996, between the Company and George J. Febish
10.3(a)(14)  1996 Stock Option Plan, as amended as of March 15, 1999
10.3(b)(15)  1996 Stock Option Plan, as amended as of January 18, 2000 (subject to stockholder approval)
10.4(1)  Form of Bridge Loan Promissory Note
10.5(1)  Form of Bridge Loan Warrant
10.6(1)  Form of Warrant Agreement with placement agent for Bridge Loan
            Offering
10.7(1)  Form of Subscription Agreement and Investment Representation of
            Investor with each of the investors in the July 1996 Offering
10.8(1)  Form of July 1996 Warrant Agreement
10.9(1)  Form of Warrant Agreement with placement agent for July 1996
            Offering
10.10(1) Agreement, dated January 11, 1996, as amended, with the City of New
            York (Department of Information Technology and Telecommunications)
10.13(2) Form of Investor Warrant
10.14(2) Form of Officer Warrant
10.15(2) Cyndel Warrant
10.16(12)   Promissory Note between David E. Y. Sarna and the Company, dated
            January 2, 1997
10.17(12)   Security Agreement between David E. Y. Sarna and the Company, dated
            March 18, 1998
10.18(15)   Performance Stock Option Agreement between the Company and David E.
            Y. Sarna, dated as of December 9, 1999
10.19(15)   Performance Stock Option Agreement between the Company and George J.
            Febish, dated as of December 9, 1999
23.1(19) Consent of  Richard A. Eisner & Company, LLP
27.1(19) Financial Data Schedule

b.       Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of fiscal 2000. The Company filed a report on Form 8-K on January 10, 2001 in connection with the Company's entering into a Series H Convertible Preferred Stock Subscription Agreement dated December 29, 2000 among the Company and certain investors.

_____________________

(1) Denotes exhibits incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-10519).
(2) Denotes exhibits  incorporated by reference to the Company's  Amendment
    No. 1 to Registration Statement on Form SB-2 (Registration No. 333-10519).
(3) Denotes exhibits incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-57753).
(4) Denotes an exhibit incorporated by reference to the Company's Amendment
    No. 2 to Registration Statement on Form S-3 (Registration No. 333-57753).
(5) Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 1999.
(6) Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on March 23, 1999.
(7) Denotes exhibits incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-86887).
(8) Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on January 4, 2000.
(9) Denotes exhibits incorporated by reference to the Company's Current Report of Form 8-K filed on January 10, 2001.
(10)Denotes exhibits incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-54724).
(11)Denotes exhibit incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-47458).
(12)Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(13)Denotes an exhibit incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No.333-69985).
(14)Denotes an exhibit incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No.333-90303).
(15)Denotes on exhibit incorporated by reference to the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1999.
(16)Denotes exhibits incorporated by reference to the Company's Registration Statement on Form S-3 and Form S-3/A (Registration No. 333-47458).
(17)Denotes exhibits incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-41620).
(18)Denotes an exhibit incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No.333-36944).
(19)     Filed herewith.

         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 16, 2001                    OBJECTSOFT CORPORATION
                                          By:    /s/ David E. Y. Sarna
                                          David E. Y. Sarna,
                                          Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated:

Signature                  Title                                       Date

/s/David E. Y. Sarna  Chairman, President, Chief Executive         April 16,2001
David E. Y. Sarna     Officer,  Assistant Secretary and Director
                      (Principal Executive Officer, Principal
                      Financial Officer and Principal Accounting
                      Officer)

/s/ Michael Burak        Director                                  April 16,2001
Michael Burak

/s/ Stanley A. Hirschman Director                                  April 16,2001
Stanley A. Hirschman

/s/ Daniel E. Ryan         Director                                April 16,2001
Daniel E. Ryan

         EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

     We hereby consent to the incorporation by reference in Registration Statements on Forms S-3 (Nos. 333-30724, 333-54724, 333-47458, 333-41620,
333-41618, and 333-36944) and Registration Statements on Forms S-3/A (Nos. 333-92201, 333-92685, 333-47458 and 333-30724) of our report, which includes an explanatory paragraph regarding substantial doubt about ObjectSoft Corporation's ability to continue as a going concern, dated February 23, 2001, included in the Annual Report on Form 10-KSB of ObjectSoft Corporation as of December 31, 2000, and for the years ended December 31, 2000 and 1999.



/s/ Richard A. Eisner & Company, LLP
Richard A. Eisner & Company, LLP
Florham Park, New Jersey
April 16, 2001

OBJECTSOFT CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 2000

OBJECTSOFT CORPORATION

Contents

                                                     Page

Financial Statements

Independent auditors' report                          F-2

Balance sheet as of December 31, 2000                 F-3

Statements of operations for the years ended
December 31, 2000 and 1999                            F-4

Statements of changes in stockholders' equity
for the years ended December 31, 2000 and 1999        F-5

Statements of cash flows for the years ended
December 31, 2000 and 1999                            F-6

Notes to financial statements                         F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
ObjectSoft Corporation
Hackensack, New Jersey


     We have audited the accompanying balance sheet of ObjectSoft Corporation as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of ObjectSoft Corporation as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency of $1,894,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP
Florham Park, New Jersey
February 23, 2001

OBJECTSOFT CORPORATION
Balance Sheet
December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents                                      $      114,000
Marketable securities                                                   6,000
Accounts receivable, less allowance
   for doubtful accounts of $144,000                                   37,000
Prepaid expenses and other current assets                             219,000
Deferred tax asset                                                    235,000
                                                                  ------------

Total current assets                                                  611,000

Furniture and equipment, at cost,
   net of accumulated depreciation                                  3,090,000
Capitalized software                                                  262,000
Notes receivable - officer/shareholder,
   less allowance for loan loss of $350,000                           237,000
Other assets                                                           34,000
                                                                  ------------
                                                               $    4,234,000
                                                                  ============

LIABILITIES
Current liabilities:
Convertible note payable                                       $      175,000
Current portion of obligations under capital lease                    234,000
Accounts payable                                                    1,722,000
Accrued expenses                                                      317,000
Other liabilities                                                      57,000
                                                                  ------------
Total current liabilities                                           2,505,000

Obligations under capital lease                                       240,000
                                                                  ------------
Total liabilities                                                   2,745,000
                                                                  ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
6% non-voting convertible Series G preferred stock,
   $.0001 par, authorized 30,000 shares,
   issued and outstanding 15,450 shares, at stated value            1,545,000
12% non-voting convertible Series H preferred stock,
   $.0001 par, authorized 300 shares,
   issued and outstanding 134.75 shares, at stated value            1,348,000
Common stock, $.0001 par, authorized 50,000,000 shares,
   issued and outstanding
   7,087,676 shares                                                     1,000
Additional paid-in capital                                         19,866,000
Accumulated deficit                                               (21,271,000)
                                                                  ------------
Total stockholders' equity                                          1,489,000
                                                                  ------------
                                                               $    4,234,000
                                                                  ============


See notes to financial statements                                      F-3

OBJECTSOFT CORPORATION
Statements of Operations

                                               Year Ended December 31,
                                            --------------------------
                                                   2000          1999
                                            ------------   -----------
Rental and kiosk related revenue
                                          $     177,000  $    136,000
                                            ------------   -----------

Expenses:
Cost of services
Research and development                      1,664,000       835,000
General and administrative                      385,000       410,000
                                              4,061,000     3,204,000
Total expenses                              ------------   -----------
                                              6,110,000     4,449,000
Loss from operations                        ------------   -----------

                                             (5,933,000)   (4,313,000)
                                            ------------   -----------

Other income (expense):
Realized and unrealized loss on
   marketable securities                        (38,000)      (12,000)
Interest and dividend income                     35,000        62,000
Interest expense                               (649,000)      (68,000)
                                            ------------   -----------
Total other income (expense)                   (652,000)      (18,000)
                                            ------------   -----------
Loss before income tax benefit               (6,585,000)   (4,331,000)
Income tax benefit                               12,000       411,000
                                            ------------   -----------

Net loss                                  $  (6,573,000) $ (3,920,000)
                                            ============   ===========

Net loss available to common stockholders $  (9,113,000) $ (4,973,000)
                                            ============   ===========

Basic and diluted net loss per share             ($1.62)       ($3.20)
                                            ============   ===========


See notes to financial statements                                 F-4

OBJECTSOFT CORPORATION
Statements of Changes in Stockholders' Equity
Years Ended December 31, 2000 and 1999

                               Convertible
                               Preferred
                               Stock       Common Stock
                               ------------------------------Paid-in
                               Amount      Shares    Amount  Capital     Deficit       Total
                               -------------------------------------------------------------------
Balance, January 31, 1999       $1,050,000 1,141,795      $0  $8,328,000   ($7,185,000)$2,193,000

Issuance of preferred stock      6,570,000                      (706,000)               5,864,000
Compensatory warrants, options
     and common stock                         58,333             399,000                  399,000
Conversion of preferred stock
     to common stock            (5,400,000)3,021,221           5,400,000
Exercise of options and
     warrants                                  9,894              45,000                   45,000
Discount on preferred stock
     accounted for as a dividend                                 993,000      (993,000)
Dividends paid in common stock                26,652              60,000       (60,000)

Net loss                                                                    (3,920,000)(3,920,000)
                               -------------------------------------------------------------------
Balance, December 31, 1999       2,220,000 4,257,895       0  14,519,000   (12,158,000) 4,581,000

Issuance of preferred stock      1,878,000                      (278,000)               1,600,000
Issuance of common stock                   1,437,518   1,000   1,185,000                1,186,000
Compensatory warrants, options
     and common stock                        282,000             685,000                  685,000
Conversion of preferred stock
     to common stock            (1,205,000)1,074,274           1,205,000
Exercise of options and
     warrants                                  6,682              10,000                   10,000
Discount on preferred stock
     accounted for as a dividend                               2,508,000    (2,508,000)
Dividends paid in common stock                29,307              32,000       (32,000)

Net loss                                                                    (6,573,000)(6,573,000)
                               -------------------------------------------------------------------
Balance, December 31, 2000      $2,893,000 7,087,676  $1,000 $19,866,000  ($21,271,000)$1,489,000
                               ===================================================================




See notes to financial statements                                 F-5

OBJECTSOFT CORPORATION
Statements of Cash Flows

                                                           Year Ended December 31,
                                                         ---------------------------
                                                             2000           1999
                                                         ------------   ------------

Cash flows from operating activities:
Net loss                                               $  (6,573,000) $  (3,920,000)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation and amortization                              1,177,000        522,000
Amortization of debt discount                                474,000
Deferred tax benefit                                         223,000        (98,000)
Common stock issued as compensation                           59,000
Warrants and common stock issued for services rendered       123,000        277,000
Provision for uncollectible accounts and
   officer/shareholder notes                                 191,000        325,000
Unrealized (gain) loss on marketable securities               38,000        (30,000)
Changes in:
Marketable securities                                        279,000       (293,000)
Accounts receivable                                          (13,000)        (7,000)
Prepaid expenses and other current assets                     42,000        (21,000)
Other assets                                                  12,000         62,000
Accounts payable                                           1,427,000       (177,000)
Accrued expenses                                             144,000         55,000
Other liabilities                                             54,000         (1,000)
                                                         ------------   ------------
Net cash used in operating activities                     (2,343,000)    (3,306,000)
                                                         ------------   ------------
Cash flow from investing activities:
Capital expenditures                                      (2,289,000)      (925,000)
Capitalized software                                        (259,000)      (251,000)
Notes receivable - officer/shareholder                       (42,000)      (105,000)
                                                         ------------   ------------
Net cash used in investing activities                     (2,590,000)    (1,281,000)
                                                         ------------   ------------
Cash flow from financing activities:
Repayment of note payable                                    (13,000)       (15,000)
Proceeds from sale - leaseback                                              123,000
Proceeds from issuance of convertible debt and warrants    1,200,000
Proceeds from issuance of common stock                     1,185,000
Proceeds from exercise of warrants and options                11,000         45,000
Principal payments on obligations under capital leases      (172,000)      (101,000)
Net proceeds from issuance of preferred stock                525,000      5,864,000
                                                         ------------   ------------
Net cash provided by financing activities                  2,736,000      5,916,000
                                                         ------------   ------------

Net increase (decrease) in cash and cash equivalents      (2,197,000)     1,329,000
Cash and cash equivalents, beginning of period             2,311,000        982,000
                                                         ------------   ------------
Cash and cash equivalents, end of period               $     114,000  $   2,311,000
                                                         ============   ============
Supplemental disclosures of cash flow
Cash paid for:
Interest                                               $     122,000  $      58,000
                                                         ============   ============




In connection with the Company issuing the Series H preferred stock in 2000, professional fees unrelated to the offerings aggregating $50,000 was paid directly from the offering. Additionally, $1,025,000 of outstanding debt was exchanged for 1,025 shares of the Series H preferred stock.

See notes to financial statements                                      F-6

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since its inception and anticipates continued losses from operations. Additionally, the Company has a working capital deficiency of $1,894,000 and is in default on the $175,000 convertible note payable. The Company will continue to require the infusion of capital until the operations become profitable. The Company intends to either raise additional capital or sell assets. There is substantial doubt about the ability of the Company to continue as a going concern. These financial statements include no adjustments to assets and liabilities reflecting this potential uncertainty.

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

[5]      Marketable securities:

The Company's marketable securities, primarily equity securities, are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the changes in fair value during the period reported in earnings.

[6]      Revenue recognition:

Revenue, primarily from equipment leases, is recognized when earned.

[7]      Provision for income taxes:

Deferred income taxes arise from net operating loss carryforwards and temporary differences, primarily from income and expense items being reported on an accrual basis for financial statement purposes and cash basis for tax purposes and capitalized software.
                                                             F-7

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]      Stock-based compensation:

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

[9]      Per share data:

The basic and diluted per share data has been computed on the basis of the loss applicable to common stockholders for each year divided by the weighted average number of shares of common stock outstanding. All outstanding options, warrants and common stock issuable upon conversion of the convertible debt and preferred stock have been excluded from the computations since they are anti-dilutive. However, these items are potentially dilutive in the future.

The following summarizes the basic and diluted loss per share for the years ended December 31, 2000 and 1999:

                                      2000                               1999
                 -----------------------------------     ------------------------------
                                           Basic and                          Basic and
                                Weighted   Diluted                 Weighted   Diluted
                                Average    Per Share               Average    Per Share
                    Net Loss    Shares     Amount       Net Loss   Shares     Amount
                    --------------------------------    -------------------------------
Net loss          $  (6,573,000)                      $ (3,920,000)
Preferred stock
   dividends         (2,540,000)                        (1,053,000)
                    ------------                        -----------
Net loss applicable
   to common
   stockholders   $  (9,113,000) 5,494,306   ($1.62)  $ (4,973,000) 1,553,302   ($3.20)
                    ================================    ===============================


[10]     Use of estimates:

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

[11]     Recent Accounting Pronouncements:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not expect the adoption of SAB 101 to have an impact on the Company' results of operations, financial position or cash flows.

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11]     Recent Accounting Pronouncements: (continued)

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44. "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 are consistent with the Company's existing accounting policies.

[12]     Impairment:

Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management also revaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.


NOTE B - NOTES RECEIVABLE OFFICER/SHAREHOLDER

The note receivable is due from the chairman of the Company's board of directors and was collateralized by contract rights to receive from an individual an option exercisable for marketable securities which the individual failed to deliver. This note was initially due November 1997 and was extended to May 1999 and further extended to May 31, 2001 and bears interest at 8 percent per annum. While the chairman and the Company are pursuing legal remedies against the individual, the collectibility of this note cannot be determined. Accordingly, the Company has provided an allowance for loan loss aggregating $350,000.

During 2000 and 1999, the Company loaned the chairman $42,000 and $105,000, respectively, which is partially collateralized by 10,000 shares of the Company's common stock, is non-interest bearing and due on demand.


NOTE C - Furniture and Equipment

As of December 31, 2000, furniture and equipment consists of:



Kiosks                                  $    3,948,000
Furniture and other equipment                  626,000
                                           ------------
                                             4,574,000
Accumulated depreciation                     1,484,000
                                           ------------
                                        $    3,090,000
                                           ============



Depreciation expense aggregated $964,000 and $428,000 for the years ended December 31, 2000 and 1999, respectively. Included in furniture and other equipment are assets under capital leases with costs of $652,000. Accumulated depreciation on these assets aggregated $320,000. Included in depreciation expense is depreciation on equipment under capital lease aggregated $184,000 and $120,000, for the years ended December 31, 2000 and 1999, respectively.

During 2000 and 1999, the Company acquired equipment under capital lease aggregating $134,000 and $427,000, respectively.

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE D - CAPITALIZED SOFTWARE

     During the years ended December 31, 2000 and 1999, the Company capitalized software development costs which aggregated $259,000 and $251,000, respectively. Amortization of capitalized software costs aggregated $213,000 and $95,000 for the years ended December 31, 2000 and December 31, 1999, respectively.


NOTE E - OBLIGATIONS UNDER CAPITAL LEASES

Minimum future lease payments under capital leases expiring through 2005, as of December 31, 2000 are as follows:


Year Ending
December 31,                                          Amount
---------------------                                 -----------
   2001                                            $     306,000
   2002                                                  198,000
   2003                                                   60,000
   2004                                                   15,000
Thereafter                                                11,000
                                                      -----------
                                                         590,000
Less amount representing interest                        116,000
                                                      -----------
Present value of net minimum lease payments              474,000
Due within one year                                      234,000
                                                      -----------
Due after one year                                 $     240,000
                                                      ===========


NOTE F - CONVERTIBLE NOTE PAYABLE:

In October 2000, the Company issued a $175,000 convertible note payable due November 13, 2000 with interest at 12% per annum and warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $1.00 per share due October 2005 in exchange for $175,000. The Company valued the warrants at $59,000. Accordingly, the note payable was reduced by the $59,000 discount and the paid in capital was increased by the same amount. The imputed interest rate is 628% per annum. As a result of the Company's default, the stated interest rate increased to 20% per annum.


NOTE G - STOCKHOLDERS' EQUITY

Common stock:

In June 2000, the Company issued 931,620 shares of common stock for $980,000, net of costs. Additionally, the placement agent received 55,898 shares of the common stock.

In August 2000, the Company issued 450,000 shares of common stock for $410,691. 30% of the proceeds were received directly by the Company; the rest was placed in escrow. 20% of the original proceeds were released from escrow when the Company notified the purchaser of the effective date of the registration statement and when the Company notified the transfer agent that the shares were free to be sold. The remaining 50% of the original proceeds were to be released from escrow only if on the 120th day following the registration statement the final price of the shares exceeds the original proceeds. The 120 day period expired in February 2001 and the proceeds were returned.

In November 2000, the Company, as part of a termination settlement, issued the former co-chief executive officer 125,000 shares of its common stock and recognized a compensation charge aggregating $59,000.

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

Common stock:  (continued)

In December 2000, the Company issued 157,000 shares of common stock valued at $31,000 in connection with two consulting agreements and recognized a charge to operations totaling $5,000.

Preferred stock:

In February 2000, all of the outstanding Series E preferred stock were converted into 32,476 shares of common stock.

Additionally  in February  2000,  the Company  issued an  additional  5,000 shares of Series G 6% convertible preferred stock and warrants to purchase 50,000 shares of common stock for $500,000. The placement agent received 300 shares of the Series G preferred stock and aforementioned warrants to purchase 12,500 shares of common stock. From June 2000 through November 2000, 11,050 shares of the outstanding Series G preferred stock were converted into 1,071,105 shares of common stock.

In December 2000, the Company issued 122.5 shares of Series H 12% cumulative convertible preferred stock in exchange for $200,000 and $1,025,000 of previously issued convertible notes payable. Additionally, the placement agent received 12.25 shares of Series H preferred stock. These shares are convertible into 5,390,000 units. Each unit consists of one share of the Company's common stock and four warrants, each to purchase one quarter of a share of common stock with exercise prices ranging from $0.50 to $0.75 per share. The warrants expire December 2005.

The following summarizes the changes in non-voting convertible preferred stock for the two years ended December 31,2000:

                    Balance,                    Conversion   Balance.                   Conversion    Balance,
                    January 1,                  Into Common  December 31,               Into Common   December 31,
                       1999     Issuances       Stock           1999      Issuances     Stock             2000
                    ----------  --------------  -----------  -----------  ------------  ------------  ------------
Series D:
   Shares              10,500                      (10,500)
   Amounts       $  1,050,000                   (1,050,000)

Series E:
   Shares                              21,000      (20,000)       1,000                      (1,000)
   Amounts                    $     2,100,000 $ (2,000,000)$    100,000               $    (100,000)

Series F:
   Shares                              23,500      (23,500)
   Amounts                    $     2,350,000 $ (2,350,000)

Series G:
   Shares                              21,200                    21,200         5,300       (11,050)       15,450
   Amounts                    $     2,120,000              $  2,120,000 $     530,000 $  (1,105,000)$   1,545,000

Series H:
   Shares                                                                      134.75                      134.75
   Amounts                                                              $   1,348,000               $   1,348,000


Stock options and warrants:

The Company has warrants for the purchase of 9,291,185 shares of common stock expiring from 2001 through 2008 at an exercise prices ranging from $0.25 to $45.00.

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

In November 1998, the Company issued warrants to purchase 112,500 shares of common stock at prices ranging from $6.00 to $30.00 per share and 8,333 shares of common stock in exchange for professional services to be performed substantially over a 24 month period. The estimated fair value of the warrants and stock at date of issue aggregated $248,000 and is being amortized over 24 months. During the years ended December 31, 2000 and 1999, the Company recognized an expense of $91,000 and $104,000, respectively.

During 1999, the Company issued warrants exercisable into 55,540 shares of common stock for services rendered by a financial advisor and a leasing company, including 33,333 that vest upon completion of certain financings. The exercise prices range from $2.92 to $13.00 and the warrants expire in 2004. During the years ended December 31, 2000 and 1999, the Company recognized an expense of $30,000 and $173,000, respectively.

In December 1999, the Company issued to its two co-chief executive officers options on 1,000,000 shares at $1.50 per share subject to the Company meeting certain milestones including the completion of certain financings, lease financing of kiosks, completion and advertising agreements, reduction of the quarterly losses, certain kiosk enhancements and the completion of an offering of at least $10 million. The options expire in 2004 and options for any milestones not met by December 10, 2002 are cancelled. In June 2000, the stockholders approved the granting of these options. Of the options, options on100,000 shares vested in 2000. In November 2000, one of the co-chief executive officers was terminated and the unvested options were cancelled. Accordingly, options to purchase 550,000 shares are outstanding as of December 31, 2000. For the year ended December 31, 2000, the Company did not recognize any expense for these options due to the fact that the market value of the stock was below the exercise price.

The Company maintains a stock option plan ("Plan") pursuant to which 1,000,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others. In January 2000, the stockholders approved increasing the shares reserved under the Plan from 208,333 shares to 1,000,000 shares.

The Company recognizes  compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of valuing the options, on 2000 and 1999 net loss is not necessarily representative of the effects on reported net earnings or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss in 2000 would have been approximately $6.6 million or $(1.72) per share and the pro forma net loss in 1999 would have been approximately $4.0 million or $(3.26) per share.

The fair value of each option granted in 2000 and 1999 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumption: no dividends yield, expected volatility ranging from 98% through 170% in 2000 and 90% in 1999, risk free interest rates ranging from 4.65% through 6.67% in 2000 and 4.84% and 6.03% in 1999 and expected lives ranging from 3 years to 10 years for the 2000 options and three years for the 1999 options. The weighted average fair value of options granted were $0.94 per share during 2000 and $1.81 per share during 1999.

 As of December 31, 2000, 26,157,544 shares were reserved for issuance of shares for outstanding warrants and options and conversion of preferred stock.
                        F-12

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

The following summarizes stock option transactions under the Plan:

                                                    Year Ended December 31,
                                         ----------------------------------------------
                                                    2000                   1999
                                         --------------------- ------------------------
                                                    Weighted               Weighted
                                                    Average                Average
                                                    Exercise               Exercise
                                         Shares     Price      Shares      Price
                                         --------------------- ------------------------
Outstanding options at the beginning
   of year                                  205,660     $4.82       65,278       $8.70
Options granted                             455,834      1.14      147,500        3.29
Options expired or canceled                 (35,557)     4.76       (4,445)        8.7
Options exercised                            (6,682)      1.5       (2,673)        8.7
                                         -----------           ------------
Outstanding options at the end of
   year                                     619,255      2.15      205,660       $4.82
                                         ===========           ============





The following table summarizes information about the plan's options outstanding as of December 31, 2000:


              Options Outstanding                        Options Exercisable
              ----------------------------------------    ----------------------------
                            Weighted
                            Average
                            Remaining     Weighted                     Weighted
Range of                    Contractual   Average                      Average
Exercise      Number        Life          Exercise       Number        Exercise
Prices        Outstanding   (In Years)    Price          Exercisable   Price
------------- -------------------------   ------------   ------------  ---------
$0.56 -$1.00        345,000        4.9          $0.59        128,333      $0.63
  1.50-3.00         170,816        3.9           1.63        149,315       1.58
  3.16-5.00          33,611        8.5           4.37         18,612       4.22
 7.88-13.50          69,828        2.8          10.06         69,272      10.07




NOTE H - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 is as follows:


Net operating losses carryforward                  $   5,654,000
Accrual to cash adjustment                               618,000
Research and development credit                          245,000
Allowance for loan loss                                  108,000
Depreciation                                              56,000
Other                                                     83,000
                                                      -----------
Deferred tax asset                                     6,764,000
                                                      -----------
Capitalized software                                     105,000
                                                      -----------
Valuation allowance                                   (6,424,000)
                                                      -----------

Net deferred tax asset                             $     235,000
                                                      ===========

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE H - INCOME TAXES  (CONTINUED)

Income tax benefit as of December 31, 2000 and 1999 consists of the following:

                        2000         1999
                  -----------  -----------
Current:
   State         $   235,000 $    313,000

Deferred:
   State            (223,000)      98,000
                  -----------  -----------
                 $    12,000 $    411,000
                  ===========  ===========



The change in the valuation allowances for the years ended December 31, 2000 and 1999 was $2,851,000 and $735,000, respectively.

As permitted by New Jersey statutes, the Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits accordingly, state income tax benefits and deferred tax assets have been recognized in 2000 and 1999.

The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit for each of the years ended December 31, 2000 and 1999, respectively, is summarized as follows:
                                              2000      1999
                                           --------   -------
Statutory federal income tax rate             34.0 %    34.0 %
State income tax benefit, net of federal ta    0.1       6.9
Increase in valuation allowance              (36.5)    (30.8)
Miscellaneous                                  2.6       0.4
                                           --------   -------
Effective income tax rate                      0.2 %    10.5 %
                                           ========   =======


As of December 31, 2000, the Company had a net operating loss carryforward of $15,493,000 for federal income tax purposes, which expires through 2020.


NOTE I - EMPLOYEE BENEFIT PLAN

The  Company  maintains  a   noncontributory   Employee  Savings  Plan,  in
accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the Plan.

NOTE J - FINANCIAL INSTRUMENTS, REVENUES AND OTHER MATTERS

[1]      Cash and cash equivalents:

The Company places its cash and cash equivalents in a commercial bank. At times, the cash balances exceed federally insured limits.

[2]      Revenues:

For the years ended December 31, 2000 and 1999, 66 percent and 86 percent of revenues were derived from one customer, respectively.

OBJECTSOFT CORPORATION
Notes to Financial Statements
December 31, 2000 and 1999

NOTE J - FINANCIAL INSTRUMENTS, REVENUES AND OTHER MATTERS  (CONTINUED)

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


NOTE K - COMMITMENTS AND CONTINGENCIES

[1]      Lease income:

The Company leases five kiosks, hardware and software to the City of New York. All rental income relates to this agreement. Under the terms of this agreement, the annual rental income is $135,000. This agreement has expires January 2001.

[2]      Lease:

The Company leases office space and equipment under operating leases with initial or remaining terms of one year or more through 2007. Minimum annual rentals are as follows:

Year Ending
December 31,                    Amount

    2001                     $     173,000
    2002                           178,000
    2003                           185,000
    2004                           199,000
Thereafter                         329,000
                                -----------
                             $   1,064,000
                                ===========



Rent expense approximated $227,000 and $129,000 for the years ended December 31, 2000 and 1999, respectively.

[3]      Employment agreement:

The Company has an employment agreement with a key executive expiring in December 2001. Under the terms of the agreement, the aggregate current annual compensation is $215,000 per year. Additionally, the agreement includes provisions for bonuses (aggregating the sum of 5 percent of earnings before depreciation, interest, taxes and amortization and other amounts, if any, to be determined by the board of directors), increases in compensation and severance payment based upon certain events.

[4] Litigation:

In February 2001, two former employees filed claims against the Company with the Equal Employment Opportunity Commission alleging various claims of employment discrimination. Management believes that the claims are without merit and intends to vigorously defend the charge. Management is of the opinion that the ultimate liability, if any, resulting from these actions will not have a material effect on the financial position or results of operations of the Company.


NOTE L - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred and aggregated $65,000 and $63,000 for the years ended December 31, 2000 and 1999, respectively.