Form 10QSB
period 2001-03-31
OBJECTSOFT CORP
filed 2001-05-21
CIK 896145

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2001

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

           (Applicable only to Corporate Issuers)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                 May 17, 2001

Common Stock, $.0001 par value        12,603,709
Redeemable Class A Warrants            1,366,050

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

OBJECTSOFT CORPORATION



                    INDEX


                                                       Page #
Part I. Financial Information

 Item 1.Financial statements

        Condensed Balance Sheets-
        March 31, 2001                                   1

        Condensed Statements of Operations
           Three Months Ended March 31, 2001
           and 2000                                      2

        Condensed Statements of Cash Flows
           Three Months Ended March 31, 2001
           and 2000                                      3


     Notes to Condensed Financial Statements             4

 Item 2.Management's Discussion and Analysis
        or Plan of Operation                             5

Part II Other Information

    Item 6.Exhibits and reports on Form 8-K              9

Signatures                                              10

Exhibit index                                           11

PART I  Financial information

OBJECTSOFT CORPORATION
CONDENSED BALANCE SHEETS -- MARCH 31, 2001 (Unaudited)

                                                        MARCH
                                                       31, 2001
                                                    --------------
      ASSETS

Current assets:
   Cash and cash equivalents                               $6,884
   Marketable securities
   Accounts receivable                                     65,199
   Prepaid expenses and other
      current assets                                       60,083
   Deferred tax asset                                     235,000
                                                    --------------
   Total current assets                                   367,166
Equipment, at cost, net of
   accumulated depreciation                             2,498,126
Capitalized software                                       55,830
Loans  receivable-
   officer/ shareholder                                   124,388
Other assets                                               32,530
                                                    --------------
T O T A L                                               3,078,040
                                                    ==============

      LIABILITIES
Current liabilities
   Convertible note payable                               555,000
   Current portion of obligations
      under capital lease                                 233,426
   Accounts payable                                     2,176,162
   Accrued expenses                                       378,851
   Other liabilities                                       56,656
                                                    --------------
Total current liabilities                               3,400,095
Long-term debt
Obligations under capital lease                           194,737
                                                    --------------
Total Liabilities                                       3,594,832
                                                    --------------

      STOCKHOLDERS' DEFICIENCY

6% non-voting convertible preferred G
   stock, $100 par, authorized 30,000 shares
   issued and outstanding 15,350 shares                 1,535,000
12% non-voting convertible preferred H
   stock, $100 par, authorized 30,000 shares
   issued and outstanding 134.75 shares                 1,347,500
Common stock, $.001 par value; authorized
   50,000,000 shares; issued and outstanding
   7,789,508 shares at March 31, 2001                         779
Additional paid-in capital                             20,004,825
Accumulated deficit                                   (23,404,896)
                                                    --------------
   Total stockholders' deficiency                        (516,792)
                                                    --------------
T O T A L                                              $3,078,040
                                                    ==============
                            -1-

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2001 AND MARCH 31, 2000
UNAUDITED

                                        Three Months Ended March 31,
                                               2001          2000
                                        --------------------------

Sales and services                          $22,988       $36,418
                                        --------------------------

Expenses:
   Cost of sales and services               923,919       276,340
   Research and development                  69,457        84,888
   General and administrative               931,967       811,533
                                        --------------------------

      Total expenses                      1,925,343     1,172,761
                                        --------------------------

      Loss from operations               (1,902,355)   (1,136,343)
                                        --------------------------
Other income(expense):
   Realized and unrealized gains on
      marketable securities                   1,036         1,153
   Interest and dividend income                 667        23,472
   Interest expense                        (233,744)      (52,107)
                                        --------------------------
      Total other income (expense)         (232,041)      (27,482)
                                        --------------------------

(Loss) before income tax benefit         (2,134,396)   (1,163,825)
Income tax benefit                                         50,000
                                        --------------------------

NET (LOSS)                              ($2,134,396)  ($1,113,825)
                                        ==========================


BASIC AND DILUTED NET (LOSS) PER SHARE       ($0.28)       ($0.67)
                                        ==========================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                        7,783,253     4,277,322
                                        ==========================

OBJECTSOFT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
UNAUDITED
                                                    Three Months Ended March 31,
                                                         2001           2000
                                                   --------------  -------------
Cash flows from operating activities:
Net (loss)                                           ($2,134,396)   ($1,113,825)
Adjustments to reconcile net loss to net
      cash (used in) operating activities:
   Depreciation and amortization                         417,780        207,494
   Impairment of fixed assets                            379,788
   Compensation relating to the partial
      forgiveness of the loan receivable-officer          77,917
   Deferred tax benefit                                                 (50,000)
   Warrants issued for services rendered                                 26,121
   Amortization of discount associated
      with issuance of warrants                          128,396
   Provision for bad debts                                35,000
   Unrealized (gain) loss on marketable securities                       (2,735)
   Changes in operating assets and
      liabilities:
   (Increase) decrease in:
      Marketable securities                                6,081          2,559
      Accounts receivable                                (27,816)        19,916
      Other current assets                               158,514         51,127
      Loan receivable-officer                               (642)       (16,827)
      Other assets                                         2,300         13,865
   Increase (decrease) in:
      Accounts payable                                   453,735        107,317
      Accrued expenses and
               other liabilities                          62,323        (28,831)
                                                   --------------  -------------
Net cash used in operating activities                   (441,020)      (783,819)
                                                   --------------  -------------
Cash flow from investing activities:
Capital expenditures                                                   (891,777)
Capitalized software and courseware                                    (129,243)
                                                   --------------  -------------
Net cash (used in) investing activities                        0     (1,021,020)
                                                   --------------  -------------
Cash flow from financing activities:
Proceeds from convertible notes payable                  380,000
Proceeds from exercise of warrants
   and non-employee options                                              10,023
Proceeds from issuance of preferred stock                               450,000
Principal payments on obligations
   under capital leases                                  (46,047)       (36,246)
Repayment of long-term debt                                              (2,771)
                                                   --------------  -------------
Net cash provided by financing activities                333,953        421,006
                                                   --------------  -------------


NET (DECREASE) IN CASH                                  (107,067)    (1,383,833)

Cash, beginning of period                                113,951      2,310,642
                                                   --------------  -------------
Cash, end of period                                       $6,884       $926,809
                                                   ==============  =============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest expense paid                                    $24,693         $6,119
                                                   ==============  =============

OBJECTSOFT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

     Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss increased by the dividends accruing on the cumulative preferred stock.


NOTE C -- SUBSEQUENT EVENTS

In May,2001, the Company sold 4,000,000 shares to an investor for $120,000.

PART II
Item 2.
OBJECTSOFT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

     A number of statements contained in this report are forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: history and expectation of future losses and an accumulated deficit; possibility of cut back or cessation of operations if unable to obtain needed funding; uncertainty of new product profitability; dependence on securing and maintaining sufficient profitable locations for the Company's products; dependence on the Company's continuing relationship with DoubleClick; dilution of the value of the Company's common stock as a result of the reservation of common stock for further issuances ; as a result of the delisitng by NASDAQ the Company is now subject to penny stock regulations; dependence on certain licenses, installation and maintenance services; technical disruptions in the Company's and third parties' products could be costly and detrimental to the Company's competitiveness; possible liability and loss of business for unauthorized use of the Company's information and injuries resulting from the Company's products; possible disruptions in the Company's services due to technical and operational systems failures; need to be continuously accepted in rapidly changing markets;
significant competition; difficulty complying with government contract requirements and government regulation; reliance on strategic relationship with Microsoft; dependence on Microsoft's windows operating system; dependence upon common carriers and Internet access providers; dependence on the Internet; dependence on a single customer for a significant portion of revenues; dependence on retaining subcontractors; potential fluctuation in the Company's quarterly operating results; dependence upon key members of the Company's management and employees; dependence on ability to adequately protect proprietary technology; risk of liability due to future regulation of the Internet access industry; no anticipation of the payment of dividends; the possible negative effect of anti-takeover provisions, and other risks described elsewhere herein and in the Company's registration statement of Form S-3 which was filed with the the Securities and Exchange Commission on on January 31, 2001.

Overview

     The  Company   provides  retail  kiosks, which  are Internet-connected,
advertising-supported, interactive kiosks which are public access terminals that offer entertainment as well as information and the ability to execute financial transactions via a touch screen. The Company originally provided consulting and training services, but changed its focus in mid-1994 to its current transactional, fee-based and advertising-supported products and services. The Company has sustained net losses in each of the last two fiscal years with a net loss of $6,585,000 in 2000 and a net loss $3,920,000 in 1999. The Company has not recognized any significant revenue to date from its kiosks.


Results of Operations
Three Months Ended March 31, 2001 Compared With Three
Months Ended March 31, 2000


     As of March 31, 2001, 256 FastTake kiosks were installed in stores, and an additional 159 have been manufactured. As a result of the lack of funds and the inability of the Company to pay the manufacturer, the Company has not been able to install any additional kiosks. The Company is negotiating a repayment plan with the manufacturer. The Company's new management is focusing its efforts to raise funds for continuing operations, and is considering the sale of some of its assets. It has therefore revalued the book value of some its fixed assets, and charged operations for the impairment of the value of such assets.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2001.

     Net revenues decreased by $13,430 or 37% to $22,988 for the three months ended March 31, 2001 from $36,418 for the three months ended March 31, 2000. The change was due to lower revenues from leasing, due to the termination effective December 31, 2000, by New York City of its contract with the Company, offset by an increase in revenues resulting from advertising revenue generated from the Company's FastTake products.

     Cost of sales and services increased by $647,579 or 234% to $923,919 for the three months ended March 31, 2001 from $276,340 for the three months ended March 31, 2000, due to an increase in depreciation and amortization of costs related to the purchase of Fasttake related products that were installed after March 31, 2000. The company currently has 159 kiosks available for installation but has not placed the kiosks into service due to its inability to pay the manufacturer for the kiosks. The company is negotiating with the manufacturer to determine a mutually agreeable repayment schedule that will allow for continuing placement of kiosks held in inventory. In addition, the Company's new management is focusing its efforts to raise funds for continuing operations, and is considering the sale of some of its assets. It has therefore revalued the book value of its fixed assets, and charged cost of sales for the impairment of the value of such assets in the amount of $362,786.

     Research and development expenses decreased by $15,431 or 18% to $69,457 for the three months ended March 31, 2001 from $84,888 for the three months ended March 31, 2000, due to a decrease in personnel devoted to research and development.

     General and administrative expenses increased by $120,434 or 15% to $931,967 for the three months ended March 31, 2001 from $811,533 for the three months ended March 31, 2000. The increase is due to an increase in professional fees and a provision for bad debt related to a note receivable from shareholder which was collateralized by contract rights from an individual. Although legal remedies are being pursued it appears that the amount that might be realized is lower than expected.

     Other expense increased by $204,559 to $232,041 for the three months ended March 31, 2001 from $27,482 for the three months ended March 31, 2000. The increase is due to an increase in interest expense due to the Company's inability to pay its creditors, an increase in convertible notes payable and the amortization of costs associated with the issuance of warrants in connection with notes payable and the beneficial conversion feature of a convertible note payable issued during the quarter.


     The net loss increased by $1,020,571 to $2,134,396 for the three months ended March 31, 2001 from $1,113,825 for the three months ended March 31, 2000, due to lower sales resulting from the termination of its contract with New York City, an increase in depreciation and amortization for Fasttake products that were installed after March 31, 2000, impairment of its fixed assets, increase in professional fees and provision for bad debt.


Liquidity and Capital Resources

     For the three months ended March 31, 2001 the Company incurred a net loss of $2,134,396. The accumulated deficit increased to $23,404,896 as the Company continued to incur operating losses as expenses exceeded revenue. The Company had a negative working capital of ($3,032,929) as of March 31, 2001 as compared to ($1,893,918) as of December 31, 2001, or a decrease in working capital of $1,139,011.

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

     Continuing operations depend on cash flow from operations and the ability to raise additional funds through equity, debt or other financing. There can be no assurance, however, that such funds will be available. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company. Due to the continuing losses, in November 2001, ten employees either resigned or were terminated, and in April, 2001, the President of the Company resigned. If the Company is not successful in raising additional funds, it might be forced to further curtail the size and/or scope of its operations, restructure, file for bankruptcy, sell assets or cease operations entirely.

     During the first quarter of 2001, the Company met some of its payroll And other urgent expenses through short term borrowings. The Company secured some of these borrowings with liens on certain of the Company's assets. It is not likely that additional funding will be available on this basis.

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

     The rate of inflation was insignificant during the quarter ended March 31, 2001. The Company continually reviews its costs in relation to the pricing of its products and services. The Company's business is not seasonal.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.
           None

(b)  Reports on Form 8-K

    The Company filed on April 26, 2001 a report on Form 8-K dated April 23,2001, relating to the replacement of its President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        OBJECTSOFT CORPORATION



                        BY /s/ S. Michael Rudolph
                          S. Michael Rudolph
                         Chairman, President and Chief Executive
                         Officer



May 21, 2001

                     OBJECTSOFT CORPORATION




                         Exhibit Index



      Exhibit Number                               Page #



          None